Form 10-K
period 2009-12-31
Sunset Suits Holdings, Inc.
filed 2010-04-15
CIK 1433665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 000-28543

SUNSET SUITS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1516905
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

ul. Starołęcka 18
61-361 Poznań, Poland
(Address of principal executive offices)

+48 (61) 642 40 04
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]             No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ]             No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]             No [X]

The common stock of the registrant was not not listed on any principal market or quoted on any securities quotation system on June 30, 2009. Accordingly, as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no market for the registrant's common stock and the aggregate market value of the shares of the registrant’s common stock held by non-affiliates at such time is not determinable.

There were a total of 12,499,645 shares of the registrant’s common stock outstanding as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUNSET SUITS HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

PART I		1
ITEM 1.	BUSINESS.	1
ITEM 1A.	RISK FACTORS.	12
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	22
ITEM 2.	PROPERTIES.	21
ITEM 3.	LEGAL PROCEEDINGS.	22
ITEM 4.	(REMOVED AND RESERVED).	22
PART II		22
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	22
ITEM 6.	SELECTED FINANCIAL DATA.	23
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	23
Accounts Receivable		48
Foreign Currency Translation		49
Use of estimates		50
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	50
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	51
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	51
ITEM 9A(T). CONTROLS AND PROCEDURES.		51
ITEM 9B.	OTHER INFORMATION.	52
PART III		52
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	52
Directors and Executive Officers		52
ITEM 11.	EXECUTIVE COMPENSATION.	53
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	54
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	55
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	56
PART IV		57
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	57

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in foreign countries, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of Sunset Suits Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Sunset Suits” are to our wholly-owned subsidiary Sunset Suits S.A., a Polish company; (iii) “Fashion Service” are to our wholly-owned subsidiary Fashion Service Sp. z o.o., a Polish company; (iv) “Men's Fashion” are to the predecessor company to Sunset Suits, Sunset Suits Men's Fashion - Moda Męska; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “Poland,” “Polish” and “Pole” are to the Republic of Poland; (ix) “PLN” are to the legal currency of Poland, the Polish Zloty; (x) “EUR” or “Euro” are to the legal currency of the European Union; (xi) “U.S. dollars,” “dollars,” “USD” and “$” refer to the legal currency of the United States; (xii) “LIBOR” are to the London Interbank Offered Rate; and (xiii) “WIBOR” refers to the Warsaw Interbank Offered Rate.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a designer and retailer of high quality menswear based in Poland. Our merchandise includes suits, sport coats, slacks, dress shirts and ties. We offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes. Prior to March 26, 2010, we manufactured the majority of our menswear through our subsidiary, Fashion Service, and purchased the remaining inventory from third party suppliers. On March 26, 2010, we sold 100% of our ownership interest in Fashion Service and are currently transitioning the supply of our merchandise to a supply chain in Asia.

We distribute our clothing primarily through our sales outlets, which we operate, and which are dedicated exclusively to the sale of our clothing. As of December 31, 2009, our operations included 88 domestic retail stores located in Poland with total retail space of approximately 12,208 square meters, 3 stores located in Latvia with total retail space of approximately 359 meters, 8 stores located in the Czech Republic with total retail space of approximately 766 meters, and 5 stores located in Lithuania with total retail space of approximately 654 square meters. Our sales outlets are located mainly in larger shopping centers in urban areas with populations in excess of 50,000 people.

We target our sales to men in the 18 to 35 year-old age group, one of the most rapidly developing demographics in our industry. Our products are targeted toward consumers of business attire, consumers who are purchasing attire for special events, and consumers who are shopping for “smart” casual attire.

Because we concentrate on men's business attire, which is characterized by infrequent and more predictable fashion changes, we believe that we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. In addition, because our inventory mix includes “business casual” merchandise, we are able to meet demand resulting from the trend over the past decade toward more relaxed dress codes in the workplace. We believe that the quality and selection we provide to our customers have been significant factors in enabling us to consistently gain market share in Poland.

We market our clothing principally through the direct efforts of our in-house sales staff. As of December 31, 2009, we had 475 sales personnel. We believe we provide a superior level of customer service relative to our competitors. Additionally, our in-store salespersons are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. We encourage our sales staff to be friendly and knowledgeable.

We compete with several designers and manufacturers of apparel, domestic and foreign. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, is critical to our success. We emphasize fashion, quality and service in engaging in the apparel business. Our business depends on our ability to shape, stimulate, and respond to changing consumer trends and demands by producing innovative, attractive and exciting clothing as well as on our ability to remain competitive in the areas of quality and price.

For the fiscal year ended December 31, 2009, we had net sales of $26 million, compared to net sales of $38 million for the fiscal year ended December 31, 2008, an decrease of 34%. Approximately 23% of this decrease, however, results from the decrease in value of the PLN compared to the USD from 2008 to 2009.

The address of our principal executive office in Poland is ul. Starołęcka 18, 61- 361 Poznań, Poland and our telephone number is +48 (61) 642 40 04. We maintain a website at www.sunsetsuits.pl that contains information about our Company, but that information is not part of this report.

Our Corporate Structure and History

Prior Operations and Bankruptcy

We were initially incorporated under the laws of the State of Texas as SMSA III Acquisition Corp. as part of the implementation of the Chapter 11 reorganization plan of Senior Management Services of America III, Inc. and its affiliated companies, or the SMS Companies.

On January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the United States Bankruptcy Court for the Northern District of Texas confirmed the First Amended, Modified Chapter 11 Plan, or the Plan, as presented by the SMS Companies and their creditors.

During the three years prior to filing the reorganization petition, the SMS Companies operated a chain of skilled nursing homes in Texas, which had consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, the SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided around-the-clock care for the health, well being, safety and medical needs of the SMS Companies' patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

In 2005 the SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million that was used for working capital and to finance the purchase of the real property on which two of the SMS Companies' nursing care facilities operated. By late 2006, the SMS Companies were in an “overadvance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, the SMS Companies entered into a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default as long as the SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. The SMS Companies were unsuccessful in obtaining a commitment from a new lender, and on January 5, 2007, the lender declared the SMS Companies in default and commenced foreclosure and collection proceedings. On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Plan of Reorganization

Halter Financial Group, or HFG, participated with the SMS Companies and their creditors in structuring the Plan. As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 23 of the SMS Companies, including Senior Management Services of El Paso Sunset, Inc.

HFG exercised the option and, as provided in the Plan, 80% of our outstanding common stock, or 1,000,000 shares, was issued to HFG in satisfaction of HFG's administrative claims. The remaining 20% of our outstanding common stock, or 250,178 shares, was issued to 455 holders of unsecured debt. The 1,250,178 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code. As further consideration for the issuance of the 1,000,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate.

We remained subject to the jurisdiction of the bankruptcy court until we acquired Sunset Suits. On May 9, 2008, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting in the discharge to be deemed granted. Thereafter, the post-discharge injunction provisions set forth in the Plan and the confirmation order became effective.

From August 1, 2007 (the date of the confirmation of the Plan) until May 21, 2008, when we acquired Sunset Suits, we had virtually no operations, assets or liabilities.

On September 26, 2007, we consummated a merger to reincorporate in the State of Nevada.

Immediately prior to our acquisition of Sunset Suits as described below, our corporate structure was as follows:

Acquisition of Sunset Suits and Related Financing

On May 21, 2008, we acquired all of the business operations of Sunset Suits in a share exchange transaction pursuant to which all of the issued and outstanding shares of Sunset Suits were exchanged for 6,121,250 shares of our common stock. As a result of this transaction and following the private placement described below, the former stockholders of Sunset Suits acquired 49% of our common stock and Sunset Suits became our wholly-owned subsidiary. Additionally, Fashion Service, through which we conducted our manufacturing operations until March 26, 2010, became our indirect wholly-owned subsidiary. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Sunset Suits as the acquirer and Sunset Suits Holdings, Inc. as the acquired party. On May 27, 2008, we changed our name to Sunset Suits Holdings, Inc. to more accurately reflect our new business.

Men's Fashion was started in Poland in 1987 by Mirosław Kranik as a sole proprietorship. On July 19, 2006, Sunset Suits was established as a Polish joint stock company. On February 3, 2007, through an in-kind contribution by Mirosław Kranik in exchange for a new issuance of shares in Sunset Suits, certain assets of Men's Fashion, including rights under lease contracts to 74 shops, the Sunset Suits trademark, know-how and fixed shop-related assets, were acquired by Sunset Suits. The registration of the share capital increase through an in-kind contribution took place at the National Court Register in Poznań on March 23, 2007.

Fashion Service was originally incorporated in Poland as a limited liability company on November 29, 2007. At the time of its incorporation, all of the shares of Fashion Service were owned by Mirosław Kranik and his wife Ewelina Ligocka-Kranik. Mirosław Kranik received his shares of Fashion Service in exchange for an in-kind contribution of certain assets of Men's Fashion, including land, buildings, technical appliances and machinery, transportation means, other fixed assets, intangible good and legal rights, fixed assets in construction, inventory and legal obligations. The registration of the company took place at the National Court Register in Poznań on December 10, 2007. On January 28, 2008, pursuant to a share sale agreement, Mr. Kranik sold his shares of Fashion Service to Sunset Suits. As a result of these transactions, Fashion Service became a subsidiary of Sunset Suits, in which Sunset Suits holds 2,000 shares of Fashion Service and Ewelina Ligocka-Kranik holds two shares. Subsequently on March 10, 2008, Ewelina Ligocka-Kranik transferred the two shares held by her to Sunset Suits. Fashion Service was the primary source of clothing and accessories sold in Sunset Suits shops, both in Poland and internationally through March 2010.

On March 26, 2010, Sunset Suits S.A., our wholly owned subsidiary, entered into a purchase agreement (the “Agreement”) with XCRITO Ltd., a corporation headquartered in Limassol, Cyprus (“XCRITO”), pursuant to which we sold to XCRITO 100% of our equity interest in our wholly-owned subsidiary Fashion Service Sp. z o. o. (“Fashion Service”). The sale of Fashion Service was part of a restructuring plan intended to improve our operating margin. The size of our current retail operations was not sufficient to fully utilize the manufacturing capacity of Fashion Service. In order to do so, we would have been required to engage in wholesale distribution to large distributers or retail clients. We recognized lower gross margins from our manufacturing business segment as compared to our retail segment, which therefore lowered the gross margin of the Company as a whole. In addition, the manufacturing plant would have required major upgrades in order to satisfy our needs. Accordingly, our management decided that it was more cost effective and in the best interests of the Company and its shareholders to increase our sourcing of merchandise through a supply chain in Asia instead of maintaining our own production lines.

Immediately following the acquisition of Sunset Suits, we completed a private placement in which we sold 5,128,217 new shares of our common stock to 71 accredited investors. As a result of this private placement, we raised approximately $16 million in gross proceeds, which left us with $11,225,000 in net proceeds after the deduction of offering expenses in the amount of approximately $4,775,000. In connection with this private placement, we paid the placement agent, Wentworth Securities, Inc., a placement agency fee of $1,440,000.

In connection with the private placement on May 21, 2008, Mirosław Kranik, our largest stockholder, entered into an escrow agreement, or Escrow Agreement, with us, Wentworth Securities, Inc. and Securities Transfer Corporation, the escrow agent. Pursuant to the Escrow Agreement, Mr. Kranik agreed to place an aggregate of 3,125,000 shares of our common stock owned by him (to be equitably adjusted for stock splits, stock dividends and similar adjustments) into escrow with Securities Transfer Corporation. In the Escrow Agreement, the parties established minimum after tax net income thresholds of $3,377,000 for the fiscal year ending December 31, 2008 and $9,948,000 for the fiscal year ending December 31, 2009. In the event that the minimum after tax net income thresholds for fiscal year 2008 or fiscal year 2009 are not achieved, then the investors would be entitled to receive up to 100% of the shares in escrow for each applicable year based upon a pre-defined formula agreed to among the parties to the Escrow Agreement. However, in the event that the release of such shares of common stock to the investors, Mr. Kranik or any other party is deemed to be an expense, charge or deduction from the revenue reflected on our financial statements for the applicable year, as required under U.S. generally accepted accounting principals, such expense or deduction will be excluded for purposes of determining whether or not the minimum after tax income thresholds for fiscal year 2008 and fiscal year 2009 are achieved.

We did not achieve the minimum after tax net income threshold for fiscal year ended December 31, 2008, and pursuant to the Escrow Agreement, the investors received an aggregate of 1,514,006 shares of our common stock from Mr. Kranik. Additionally, we did not meet the after tax net income threshold of $9,948,000 for the fiscal year ended December 31, 2009. Pursuant to the Escrow Agreement, the investors are entitled to receive an additional [1,562,500] shares from Mr. Kranik. We are currently in negotiations with the investors to waive the delivery of the shares and instead amend the terms of the Escrow Agreement such that these shares remain in escrow, together with an additional 625,000 to be pledged by Mr. Kranik, and all such shares would be released to the investors if the Company does not achieve an after tax net income of of US$2,037,000 in 2010 and US$3,422,000 in 2011. We anticipate that the proposed amendment will be approved.

Recent Acquisitions

On May 21, 2008, we entered into a stock purchase agreement with Mirosław Kranik, our president and chief executive officer, and Ewelina Ligocka-Kranik, or the Kraniks, pursuant to which we acquired from the Kraniks 100% of the interests in (1) Sunset Suits Bohemia, s.r.o., or Bohemia; (2) UAB Sunset Suits Vilnius, or Sunset Suits Vilnius; (3) SIA Sunset Riga, or Sunset Riga; and (4) Osauhing Posnania, or OU Posnania;, companies engaged in the business of operating “Sunset Suits” retail stores that sell menswear that is primarily sourced from Sunset Suits. As consideration for the sale of these companies, we paid to the Kraniks an aggregate of $1,000. After consummating these acquisitions, our future minimum lease payments will increase by $2.6 million as the result of taking over new lease agreements, with terms running through 2014. This additional commitment includes the leases assumed in the January acquisition of 2 stores in Latvia, one additional retail store opened in March 2009 in Latvia, the July acquisitions of the 11 stores in the Czech Republic and 1 store in Estonia, which has since been closed, and the August acquisition of 5 stores in Lithuania.

Mr. Kranik and his spouse agreed in September 2008, to transfer the four companies (which owned and operated a total of 17 stores at the time) to us for the nominal consideration of $1,000 as a requirement of the investors in the private placement since the price paid by the private placement investors was based on a valuation that included the four companies. Initially, we anticipated that the transfer of these local companies would occur in 2008. Due to the need to prepare these local companies for the transfer, including with respect to local requirements on ownership and regulation of the rights in their assets, the transfers were not able to be finalized in 2008.

We acquired Bohemia, a company incorporated in accordance with the Laws of Czech Republic, on July 9, 2009. Bohemia sells products through its own network of 10 retail stores in Czech Republic.

We acquired Sunset Suits Vilnius, a company incorporated in accordance with the Laws of Republic of Lithuania, on August 25, 2009. Sunset Suits Vilnius sells products through its own network of 4 retail stores in Lithuania.

We acquired Sunset Riga on January 29, 2009. Sunset Riga is incorporated in accordance with the Laws of Republic of Latvia and sells products through its own network of 3 retail stores in Latvia.

We acquired OU Posnania on July 10, 2009. OU Posnania is incorporated in accordance with the Laws of Republic of Estonia and sells products through its 1 retail store in Estonia.

We accounted for the recent acquisitions according to paragraphs D8-D14 of Appendix D of FAS 141(ASC 805-50-30-5 and ASC 805-50-15-6). The acquisitions we accounted for in a manner similar to a “pooling of interests” in that the accounts of the transferred entities have combined with our accounts for all periods presented at their historical cost basis. Prior period financial statements presented have been restated to reflect the acquired entities accounts as part of the Company. All of the accounts of the acquired entities are stated in accordance with US GAAP at amounts equivalent to those that would have been recorded by the separate entities.

Our Corporate Structure

All of our business operations are conducted through our subsidiaries. The chart below presents our corporate structure as of April 15, 2010.

Our Industry and Principal Market

Overview of the European Apparel Industry

Sales of menswear are spread relatively equally over Europe, USA and the Asia Pacific Region. According to SMI-ATI, clothing sales in Europe represent approximately 28.4% of global sales. Approximately 90% of European sales are from countries other than Hungary, the Czech Republic, Poland and Russia.

Sales of menswear in Poland are the highest in Central Europe, constituting 2.1% of total European sales. Sales of menswear in the Czech Republic and Hungary are much lower, constituting only 0.8% and 0.7%, respectively, of total European sales. According to Datamonitor, Russia, which covers a much greater geographic area than Poland, generates only about 6.6% of total European sales (about 3 times more sales than Poland notwithstanding its significantly greater geographic size). According to SMI-ATI, Eastern European markets (e.g., Ukraine, Russia) will represent an increasingly larger segment of the European menswear market over the next several years, both in terms of production and distribution of menswear products.

According to Eurostat’s 2008 report entitled “Textiles, Clothing, Leather and Footwear,” the textiles, clothing and leather manufacturing sector of the European Union (27 countries) consisted of about 266,000 enterprises in 2004, generating EUR 67.8 billion of value. This value corresponds to 1.3 % of the value generated by the non-financial business economy of the European Union. Also according to Eurostat’s report, the textiles, clothing and leather manufacturing sector of the EU-27 employed 3.4 million workers in 2004, constituting 2.7% of the non-financial business economy workforce of the European Union.

According to Eurostat, over the last five years, clothing consumption has increased at a slow pace in the largest European markets (with the exception of Germany, where sales of clothing have slightly decreased). Sales of clothing in new European member states have grown slightly over the last several years; but average consumption of clothing is still relatively low. European clothing prices have shown relative stability notwithstanding an overall increase in prices for consumer goods generally. In some European countries, such as Spain and Italy, clothing prices have steadily increased, while in other European countries such as the United Kingdom and most Northern European countries, clothing prices have declined.

The recent trend in clothing prices is likely to have been affected by macro-economic conditions, including slow economic growth in the European Union. We also believe that clothing prices were affected by the following factors: (1) changing consumption patterns (increasing concerns over price, increasing popularity of seasonal sales, outlets, and increasing appeal of other product categories), which resulted in a reduction in clothing consumption for the average European family; (2) the liberalization of the international clothing and textile trade, which has exposed European manufacturers to growing pressure from low-cost Asian imports; (3) the consolidation of China as the world’s leading clothing producer, and its increasing impact on European imports; and (4) the appreciation of the European currency, which might have negatively affected the international competitiveness of European goods. Within the clothing industry, these changes have been associated with broad changes in international value chains and retail formats, resulting in increasing pressure on European manufacturers to reduce costs.

Overview of the Polish Clothing Market

The Polish clothing market has grown significantly in recent years. According to GUS (Poland’s Central Statistical Office), the average yearly increase in the Polish clothing sector has been between approximately 5% and 18% over the period from 2005 through 2008. Many factors have contributed to this growth, including the consolidation of Polish clothing manufacturers, an increase in investments in, and restructuring of, Polish clothing manufacturers, an increase in Polish and foreign investment in the construction of shopping centers, the diversification of customers, creation of trademarks tailored for specific customer groups, and an increased focus on sales and marketing efforts.

The value of retail sales in Poland is subjected to significant fluctuation from year to year. According to GUS, in 2005, retail sales in Poland shrunk by 2.4%, in part as a reaction to the slower pace of economic growth and in part because of a high comparative base (a material portion of the growth in retail sales in 2004 was generated by the one-off impact of Poland's accession to the EU). In 2006, GUS noted a close to 13% increase in retail sales to over PLN 490 billion (approximately $172 billion). Non-food goods account for 30% of Poland’s retail sales. Polish clothing and footwear market in 2009 dropped by 6.25% as a result of the global financial crisis. The following table illustrates the value of various indicators related to the Polish clothing market, and the year over year growth or forecasted growth over the period from 2006 through 2010.

Indicators	2006	2007	2008	2009E	2010F

Value of retail sales in Poland (PLN billion)	493.8	515.6	566.4	573.8	585.8
Year over year growth of retail sales (%)	12.9	4.4	9.9	1.3	2.1
Value of clothing market in Poland (PLN billion)	21.2	24.9	27.2	25.5	26.8
Year over year growth of clothing market (%)	10.0	17.5	9.2	-6.3	5.1
Value of clothing sales in retail chains in Poland (PLN billion)	8.3	10.6	12.7	11.8	12.4
Year over year growth of clothing sales in retail chains in Poland (%)	13.6	26.9	20.0	-7.0	5.0

‘Source: GUS, EUROSTAT, The Economist, NBP (The National Bank of Poland)

According to The Economist Intelligence Unit and Gfk Polonia (an international market research organization), clothing sales in Poland are also highly dependent upon price. According to Gfk Polonia, on average 91% of survey respondents claim that price is a key prerequisite for the purchase of clothing. Among other significant factors, discounts (88%), a wide range of products (84%), and high quality (77%) were mentioned. Only 10-15% of Poles purchase clothing as a result of a real need. Moreover, according to Gfk Polonia’s report titled “Fashion in Poland 2006”, young Poles are increasingly interested in fashion and are becoming a more and more attractive consumer group for clothing producers. By 2008 already two-fifths of the surveyed respondents (out of which almost two-thirds are younger than 30) declared an interest in fashion.

Our Competitive Strengths

We believe that we have the following competitive strengths in our industry:

  Recognizable Brand in Our Markets. We believe that our brand has built a loyal following of fashion- conscious consumers who desire high-quality, well-designed apparel. We believe that brand recognition is critical in the apparel industry, where a strong brand name helps define consumer preferences. We are one of the most recognized brands in Poland, both in terms of overall brand recognition and in the category of elegant apparel.

  Distribution Through Our Specialty Retail Sales Outlets. Our sales outlets are located mainly in larger shopping centers located in urban areas. We believe our sales outlets set, reinforce and capitalize on the image and distinct sensibility of our brand.

  Design Expertise. Our design staff designs substantially all of our products using computer aided design stations, which provide timely translation of designs into sample depictions varying in color, cut and style. The use of these design tools provides our customers with products that meet current fashion trends. Since our design team is local, it is also more in tune with local tastes and trends.

  Experienced Management Team. Our management team has significant experience in the apparel industry and has extensive experience in growing brands and in the retail environment. Mirosław Kranik, our significant stockholder and Chief Executive Officer, has worked in the apparel industry for over 20 years.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

  Increased Sales Network. We plan to increase our sales network both in Poland and internationally. In Poland, as of December 31, 2009, we had a sales network of 475 salespersons and we plan to expand our network further during the 2009 fiscal year. Because of the global economic crisis and the particular effect it has had on many of countries in the Central and Eastern European region, our original plans of increasing our sales network in Lithuania, Estonia, Latvia, the Czech Republic, Slovakia, Romania, Hungary and Bulgaria have been postponed.

  Opening of Additional Sales Outlets. We plan to open additional sales outlets in Poland and internationally. In Poland, we plan to increase the number of our sales outlets to 95 in the year 2011. Depending on the economic outlook in Poland this stores might be opened earlier in the year 2010.

  Building a New Business for our Commercial Network in Poland. We plan on revising our domestic business model in the following ways: (1) increasing our distribution channels, (2) concentrating on the mid-priced and traditional menswear sectors, (3) implementing a rewards program for loyal customers, and (4) enhancing our monitoring and forecasting of sales in our sales outlets.

Retail Sales Outlets

We distribute our clothing primarily through our sales outlets, which we operate, and which are dedicated exclusively to the sale of our clothing. As of December 31, 2009, our operations included 88 domestic retail stores located in Poland with total retail space of approximately 12,208 square meters, 3 stores located in Latvia with total retail space of approximately 359 meters, 8 stores located in the Czech Republic with a total retail space of approximately 766 meters, and 5 stores located in Lithuania with a total retail space of approximately 654 square meters.

Our sales outlets are located mainly in larger shopping centers in urban areas with populations in excess of 50,000 people. All of our Polish sales outlets are leased. Generally, our sales outlets are leased for initial periods ranging from 5 to 10 years with renewal options for an additional 5 years. The outlets range in size from 60 square meters to 255 square meters. We believe our sales outlets set, reinforce and capitalize on the image and distinct sensibility of our brand and provide a shopper-friendly environment. The display of our merchandise in our sales outlets varies depending upon the selling season and the size and location of the store.

Sales and Marketing

The menswear market consists of the following sectors: formal, smart casual, mainstream, jeans, and sport. We are focused on two sectors: formal and smart casual. The menswear market sector is divided into five price levels (segments), ranging from lowest to highest, as follows: “budget”, “moderate”, “better,” “bridge” and “designer”. We operate in medium price sector that spans from “moderate” through “better.” We refer to this segment as the “lower-medium” segment.

Management believes that the Polish market for formal attire is approximately a PLN 1 billion (approximately $304 million) market. We have about a 9% market share. To achieve increased sales growth, we decided to focus on relatively non-expensive formal attire and the smart casual, lower medium price segments of the market.

We target our sales to men in the 18 to 35 year-old age group, one of the most rapidly developing demographics in our industry. Our products are targeted toward consumers of business attire, consumers who are purchasing attire for special events, and consumers who are shopping for “smart” casual attire.

Because we concentrate on men's business attire, which is characterized by infrequent and more predictable fashion changes, we believe we are not as exposed to trends typical of more fashion-forward apparel retailers, where significant markdowns and promotional pricing are more common. In addition, because our inventory mix includes “business casual” merchandise, we are able to meet demand for such products resulting from the trend over the past decade toward more relaxed dress codes in the workplace. We believe that the quality and selection we provide to our customers have been significant factors in enabling us to consistently gain market share in Poland.

We market our clothing principally through the direct efforts of our in-house sales staff. We had 475 sales personnel as of December 31, 2009. We believe we provide a superior level of customer service relative to our competitors. Additionally, our in-store salespersons are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. We encourage our sales staff to be friendly and knowledgeable.

Manufacture and Design

Until March 26, 2010, Fashion Service was our wholly-owned subsidiary, and was the primary designer, manufacturer and supplier for our retail operations during 2009 and 2008. However, on March 26, 2010, we sold 100% of our interest in Fashion Service to XCRITO Ltd., an unrelated third party. The sale of Fashion Service was part of a restructuring plan intended to improve our operating margin. The size of the our retail operations was not sufficient to fully utilize the manufacturing capacity of Fashion Service. In order to do so, we would have been required to engage in wholesale distribution to large distributers or retail clients. We recognized lower gross margins from our manufacturing business segment as compared to our retail segment, which in turn lowered the gross margin of the Company as a whole. In addition, the manufacturing plant on Fashion Service would have required major upgrades in order to satisfy our needs going forward. Accordingly, the our management decided that it was more cost effective and in the best interests of the Company and its shareholders to increase the sourcing of merchandise through a supply chain in Asia rather than maintaining our own production lines. As the result the design department was transferred from Fashion Service to Sunset Suits S.A. in the first quarter 2010 and its competency will be retained in-house going forward.

Raw Materials and Suppliers

Prior to March 26, 2010, we purchased raw materials, including fabric, yarn, buttons and other trim from domestic and foreign sources, and designed and manufactured most of our inventory through Fashion Service. As discussed above, our management determined that it was more cost effective to cease our manufacturing operations through Fashion Service and begin importing finished goods from Asia through Sunset Suits S.A. We expect to make approximately 70% of our purchases in the year 2010 from suppliers located in Asia. In the following years we expect we will purchase approximately 90% of our finished goods from the Asia.

Approximately 66% of the raw materials that we purchased in 2009 were purchased from foreign textile mills, including mills in China, Korea and Europe. Purchases from foreign mills, especially with respect to higher quality fabrics, reflect enhanced diversity of available styles relative to Polish-sourced fabric. Purchases from our largest fabric supplier represented 45% and 45% of our total fabric requirements 2009 and 2008, respectively. No other supplier accounted for over 25% of our 2009 total raw material requirements.

Changing sourcing policies

Retailers and manufacturers commonly enter into informal partnerships ranging from trust-based commercial relationships to increase the stability and reliability of the production and purchase of goods, to a more extensive integration of information systems and operations and activities.

We are currently introducing changes in the organization and implementation of our purchasing activities, including streamlining our suppliers’ portfolios, internationally centralizing our procurement activities, maintaining a high rotation of buyers, and commencing online auctions. These changes are aimed at systematically reducing our purchasing costs. Supply relationships in the clothing industry between suppliers and manufacturers commonly range from the establishment of short to medium-term informal, and often non-binding supply agreements between the parties followed by a flow of individual orders.

Advertising

Our advertising initiatives have been developed to elevate trademark awareness and increase customer acquisition and retention. Our advertising initiatives are relatively limited. We do not place advertisements in fashion magazines, on television, in the newspaper, on radio or on the internet. We mainly place our advertisements in shopping centers using billboards and point-of-purchase displays.

Inventory

The cyclical nature of the retail business requires us to carry a significant amount of inventory in our sales outlets, especially prior to peak selling seasons when we and other retailers generally build up our inventory levels. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. Because we do not carry much replacement inventory in our stores, much of our inventory is maintained in our warehouses.

Our management reporting system provides flexibility, accountability, cost savings and time efficiency. This system has been designed to provide total control of the distribution in our retail chain to secure: (1) product availability in our sales points – maintaining stock levels in an extensive range of sizes and collections, (2) value for money – durability of fabrics and detail in manufacturing make for long lasting garment appearance in relation to price, (3) accurate and up to date information reports, stock reviews, sales points order status and delivery performance, (4) personalized data reporting and analysis by individuals, business units or company summary, and (5) electronic transfer of information.

Our Competition

Competition in our segment of the fashion industry is intense. We compete with several domestic and foreign designers and manufacturers of apparel, many of which are significantly larger and have substantially greater resources than us. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple markets, is critical to our success. We emphasize fashion, quality and service. Our business depends on our ability to shape, stimulate, and respond to changing consumer trends and demands by providing innovative, attractive and exciting clothing, as well as on our ability to remain competitive in the areas of quality and price.

Additionally, consumers have begun to migrate away from traditional department stores, turning instead to specialty retailers, national chains and off-price retailers. We have taken advantage of this trend through our sales outlets, which, we believe, set, reinforce and capitalize on the image and distinct sensibility of our trademark and provide a shopper-friendly environment.

Market shares of the largest clothing companies in Poland has similar over the last several years and according to our estimation are as follows: LPP – 5.2%, H&M – 2.8%., NG2 – 2.7%, Deichmann – 2.1%, Vistula Group – 1.8%, Inditex – 1.7%, Our share in this market we estimate at 0.3%

Market share of largest retail chains selling formal menswear

Market Share
Sunset Suits	9%
Vistula & Wólczanka as Vistula Group	11%
Bytom & Intermoda as Bytom Group	10%
Próchnik	2%
Other chains	10%
Independent shops, hypermarkets and other	58%

Among all renowned brands, brand owners have focused on rejuvenating their clientele by offering modern, braver designs. This is especially apparent among traditional designer brands, which to-date have relied on classical, toned down cuts. This marketing approach has been pioneered by Vistula & Wólczanka, which is assessed by market players as exceptionally innovative. A similar strategy has been undertaken by Bytom, which earlier had been associated with suits for middle-aged men. Vistula, Bytom and Próchnik sell menswear from the middle and middle-upper price segments. Other than Vistula, Bytom, Próchnik, Ermenegildo Zegna (Warsaw and Poznań) and Armani (Warsaw), there are no other chains offering premium formal menswear in Poland, such as Ralph Lauren or Bugati.

We do not have any significant competitors in the lower-medium price segment of the Polish men's fashion industry. Therefore, we deem our primary competitors to consist of entities in the medium-upper price segments. Our main competitors whose scope of activity is the design and distribution of men's formal clothing within Poland are as follows, as compared to Sunset Suits:

				Franchise/
	Country of			Partnership
Chain	origin	Assortment	Owned	agency
Bytom (Bytom Group)	Poland	Mostly high quality classical collections, additionally a sports style casual line / medium-upper price segment	48	69
Digel	Poland	Suits, trousers, shirts – mainly casual style / medium-upper price segment	6	43
Eldorado	Poland	Fashion clothing for men / medium price segment	12	0
Ermenegildo Zegna	Italy	Upper price segment	2	0
Hugo Boss	Germany	Suits, trousers, shirts, coats / upper price segment	7	0
Intermoda (Bytom Group)	Poland	Fashion clothing for men / medium-upper price segment	37	0
Kastor	Poland	Shirts / medium price segment	4	15
Lorens&Wiktor	Poland	Mostly high quality classical collections / medium-upper price segment	12	0
Pawo	Poland	Fashion clothing for men / medium-lower price segment	23	2
Pierre Cardin	France	Upper price segment	9	0
Próchnik	Poland	Suits, overcoats, shirts, trousers, jackets, ties, belts and accessories / upper- price segment	24	2
Sunset Suits	Poland	Mostly high quality classical collections, additionally a sports style casual line / medium-upper price segment	88	0
Vistula (Vistula Group)	Poland	Classical suits and avant-garde men's fashion / medium-upper price segment	71	0
Wólczanka (Vistula Group)	Poland	Shirts / medium-upper price segment	69	2

Intellectual Property

We utilize the following primary trademarks in our business:

Our Sunset Suits trademark is registered with the Polish Patent Office under No. R-75309. An application dated January 24, 2008, was filed with the Polish Patent Office to update the register to reflect the transfer of the ownership of trademark from Mr. Mirosław Kranik to Sunset Suits. We regard our trademark and other proprietary rights as valuable assets that are critical in the marketing of our products, and therefore we vigorously protect our trademark against infringements.

Environmental Matters

Regulations relating to the protection of the environment have not had a significant effect on our capital expenditures, earnings or competitive position. Fashion Service’s production operations are not energy intensive, and we are not engaged in producing fibers or fabrics.

Regulation

Our current business operations are not subject to any material regulations.

Our Employees

As of December 31, 2009, we employed 736 full-time employees and 43 part time employees for a total of 779 employees. The following table sets forth the number of our employees by function as of December 31, 2009. In connection with our sale of Fashion Service on March 26, 2010, we no longer employ the 214 manufacturing employees identified in the table.

Functions	Number of Employees
Manufacturing	214
Sales	475
Accounting	20
Human Resources	8
IT	2
Administration and other	44
Transport and logistics	16
TOTAL	779

Insurance

We maintain property insurance for our sales outlets, our production facility located in Krzyżanowo, Poland, and for the premises in Poznań and Miłosław, Poland, where our registered offices are located. We do not maintain business interruption insurance or key-man life insurance. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in Poland.

ITEM 1A. RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in Poland and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this has recently adversely impacted, and could continue in the future to adversely impact, our results of operations.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

Our ability to effectively manage our growth and expand our business, including our number of retail stores, may be limited.

A large part of our initial growth resulted from an increase in the number of our retail sales outlets and the increased sales volume and profitability provided by these sales outlets. However, in connection with the relocation of our sales outlets to modern shopping centers, in recent years the number of our sales outlets has decreased. The number of our sales outlets decreased from 140 in 2003 to 96 in 2004 and then to 87 in 2005 and 76 in 2006. In the future, we will depend upon the addition of new retail stores to increase our sales volume and profitability. As of December 31, 2009 we had 88 retail outlets in Poland and 16 stores outside Poland. Our long term plans assume to open approximately 90 new stores by 2013 in Poland and neighboring countries. Opening these stores will significantly increase our expenses and we may encounter problems in opening these new stores that would affect our profitability. These problems include the insufficiency of capital to open new stores, delays in opening stores, and our inability to identify suitable locations for new stores. Any of these problems that we encounter may have a material adverse impact on our financial results.

The addition of new retail sales outlets includes obtaining suitable store locations, hiring qualified personnel, establishing distribution methods and advertising our brand name and distinguishing characteristics to consumers who may not be familiar with them. We cannot assure you that we will be able to achieve our planned expansion, that we will be able to timely open and operate our new sales outlets or that any such expansion will be profitable. The costs associated with opening new stores may negatively affect our profitability. Our expansion strategy may also be negatively affected by conditions in the commercial real estate market existing at the time we seek to expand.

To accommodate our growth, we will need to implement a variety of new and upgraded operational and financial systems, procedures, and controls, including improvements to our accounting and other internal management systems, by dedicating additional resources to our reporting and accounting function and improvements to our record keeping and contract tracking system. We will also need to recruit more personnel and train and manage our growing employee base.

The expansion of our business may place significant strain on our personnel, management, financial systems and operational infrastructure and may impede our ability to meet any increased demand for our apparel. Our business growth also presents numerous risks and challenges, which are difficult to quantify but could be significant, including the costs associated with such growth.

If we encounter any of the risks described above or if we are otherwise unable to establish or successfully operate additional capacity, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability and, consequently, our business, financial condition, results of operations and prospects will be adversely affected.

Our ability to ability to transfer successfully our supply chain to sources in Asia

As a result of the sale of Fashion Service, we will not continue to manufacture our own products.

Accordingly, we will transfer our supply chains from Poland to supply sources in Asia from which we will import finished goods and by-products.

The requirement that we form partnerships in the supply chain and our production needs are likely to become even more critical in the future. As large retailers increase the focus on private labels, and are therefore forced to increase the focus on design, marketing and logistics with respect to such partnerships with entities that are skilled in every phase of production, from textile sourcing to packaging.

Through the sale of Fashion Service, we are now subject to risks regarding human, technical and business relationships with third parties which may affect our operations.

If we encounter any of the risks described above or are otherwise unable to establish our supply chain in Asia, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability and, consequently, our business, financial condition, results of operations and prospects will be adversely affected.

We have a significant amount of debt, which could have negative consequences to us.

We have a significant amount of debt. As of December 31, 2009, we had, on a consolidated basis, approximately $5.983 million principal amount of indebtedness outstanding. Our substantial indebtedness could have important consequences, including:

  increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations;

  limiting our ability to obtain additional financing to fund capital expenditures and other general corporate requirements;

  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other general corporate purposes;

  limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

  placing us at a competitive disadvantage compared to our less leveraged competitors

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If in the future we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, our interest expense may increase if general economic conditions result in an increasing interest rate environment because most of our debt is based on variable as opposed to fixed rates. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

We have assumed a portion of the delinquent tax and social security obligations of the predecessor to our former subsidiary, Fashion Service, Men's Fashion, equal to approximately $9,967,000. If these delinquent tax and social security obligations are not paid in accordance with applicable deferment agreements that were entered into with Polish tax and social security authorities, then such authorities may take enforcement action against Fashion Service, including the imposition of penalties and other charges which would have a material adverse effect on the financial condition and reputation of Sunset Suits.

The predecessor of Fashion Service, Men's Fashion, failed to make all required payments to the Polish tax authorities during the period from 2004 through 2007, and to the Polish social security administration during the period from 2002 through 2007. As a result of our acquisition of all or substantially all of the assets of Men's Fashion, our former subsidiary, Fashion Service, became jointly and severally liable with our Chief Executive Officer and President, Mirosław Kranik, for a portion of these delinquent payments, equal to approximately $9,967,000. As disclosed in greater detail below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tax and Social Security Payment Obligations,” we have entered into deferment agreements with the Polish taxing and social security authorities with respect to the repayment of these delinquent amounts. If these delinquent tax and social security obligations are not paid in accordance with the applicable deferment agreements, then such authorities may take enforcement action against Fashion Service, including the imposition of penalties and other charges, which would have a material adverse effect on our financial condition and reputation. In accordance with the sale of 100% of our interest in Fashion Service on March 26, 2010, we assumed the liabilities of Fashion Service related to payments due to the Polish tax authorities equal to approximately $6,765,000.

Mirosław Kranik, our significant stockholder, Chief Executive Officer and President, retained a portion of the delinquent tax and social security obligations of Men's Fashion. If Mr. Kranik fails to pay these delinquent tax and social security obligations in accordance with deferment agreements entered into with the applicable authorities, then such authorities may bring enforcement actions against Mr. Kranik, which could result in the imposition of fines or other penalties. Any such enforcement actions against Mr. Kranik could distract him from his duties as our Chief Executive Officer and President and negatively affect our ability to execute on our business plan.

As described in the immediately preceding risk factor, under deferment agreements entered into with Polish tax and social security authority, Mirosław Kranik is jointly and severally liable along with Fashion Services for delinquent tax and social security payments in an aggregate amount in excess of PLN 17,672,744 (approximately $6,200,310) and Men's Fashion is solely liable for PLN 9,130,774 (approximately $3,203,446) of the delinquent social security payments.

Since Men's Fashion was a sole proprietorship (i.e., just a name under which Mr. Kranik previously operated his clothing business and not a separate legal entity), these liabilities are personal to Mr. Kranik and put his personal assets at risk. Although Fashion Service has agreed to make all payments due to the tax and social security authorities as part of its acquisition of assets from Men's Fashion, if Fashion Service fails to make any such payments then Mr. Kranik would be obligated to make these payments. If payments under the deferment agreements are not made in accordance with the payment schedules provided for in those agreements, then such authorities may bring enforcement actions against Mr. Kranik personally, which could distract him from his duties as our Chief Executive Officer and President.

Our negative working capital could materially and adversely affect our ability to remain a going concern.

As of the date these financial statements have been prepared, the Company has a negative working capital amounting to $3,325,000. Subsequent to December 31, 2009 the Company reported a decrease in total sales with relative lower decrease in operating costs, which resulted in a net loss and a further decrease of total shareholders’ equity. Management is aware of this unfavorable financial situation of the Company and prepared a recovery plan. The plan assumes: i) improvement of operating margin; ii) negotiations with suppliers to extend payments terms; iii) negotiations with fiscal authorities to extend payments of taxes; iv) negotiations with landlords to decrease operating lease costs; iv) issuance of debt to finance current business activity. We have already accomplished several extensions of tax payment due dates and several lease payment due dates.

Subsequent steps to remedy the financial situation of the Company depend on raising additional funds. The achievement of our plans is dependent on successful negotiations with suppliers and fiscal authorities. As of this report, these negotiations are still ongoing and the final outcome is uncertain. Therefore as of the date of this report, there is a substantial doubt regarding the Company’s ability to continue as a going concern.

Net sales of the Company for the twelve month period ended December 31, 2009 decreased by 31% compared to the twelve month period ended December 31, 2008. This net sales decrease is predominantly due to the depreciation of Polish zloty (currency in which we sell) against the U.S. Dollar (currency in which we report) by 23%. If denominated in Polish zloty, our local currency, our net sale drop would have been 11%. We believe that this decrease in net sales is a result of a decrease in demand for our products, a negative outcome from the current global financial crisis. Consequently management believes that this decrease in our net sales is temporary and will restore in the year 2010.

The global financial crisis is a major factor responsible for the depreciation of the Polish zloty against foreign currencies like the U.S. Dollar and the Euro. The depreciation of the Polish zloty against the Euro has a significant impact on our operations and net results as we have significant costs like rent, which are denominated in the Euro.

The Company bears a significant risk of operating leverage, mainly due to the relatively high operating lease cost for our retail outlets. Moreover, these rents are usually denominated in a foreign currency – the Euro. In the year 2009 the weighted average foreign exchange rate of PLN/EUR depreciated by over 8%. Due to that our operating costs in Polish zloty have increased considerably. This resulted in deterioration of our working capital and increase in liquidity risk.

Our business is seasonal and is affected by general economic conditions.

Like most other retail businesses, our business is seasonal. The last quarter of the year is the best sales period when customers purchase coats, occasional suits and business suits from an autumn-winter collection. We also typically experience increased sales during the Spring (March, April). During this period consumers typically purchase menswear for various special occasions including weddings, first communion and other special events. The seasonality of our sales may result in fluctuating financial results which may negatively affect our overall financial condition.

Like other retail businesses, our operations may be negatively affected by local, regional, national or international economic conditions, such as levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Any economic downturn might cause consumers to reduce their spending, which could negatively affect our sales. A long economic downturn would have an adverse economic affect on our business.

Our industry is highly competitive.

The men's tailored clothing market is fragmented, and we face intense competition for customers and suitable store locations. We compete with specialty men's clothing stores, traditional department stores, other off-price retailers and manufacturer-owned stores, independently owned outlet stores and discount operators. Our biggest competitor in Poland is Vistula & Wólczanka. We also compete with other clothing manufacturers and clothing distributors in Poland such as Peek & Cloppenburg, Hugo Boss, and Royal Collection.

Poland's accession to the European Union may result in increased competition from other well-known foreign manufacturers and distributors. Brand name, foreign competitors will present a special challenge for us because we are targeting the middle class market in Poland by offering our own brand name, stylish clothing. High-end foreign menswear will be an attractive alternative to our products and we may lose market share to these brand name foreign competitors.

We may not be able to respond to changing fashion and retail trends in a timely manner, which could have a material adverse effect on us.

We operate in a market characterized by possible rapid changes in terms of consumer patterns and buying power. Buying power with respect to clothing products is driven by macroeconomic factors. We seek to respond to changes in consumer patterns relating to general fashion trends and preferences for shopping locations by implementing a targeted design, sales and marketing strategy. However, there is also a risk that we may lose some of its popularity among customers.

The apparel industry has historically been subject to rapidly changing fashion trends and consumer preferences. If we cannot gauge consumer needs and fashion trends and respond appropriately, then consumers may not purchase our products, which could have a material adverse effect on us. We are subject to the risk of a “missed” collection (i.e., a collection that is not in line with current consumer trends in the menswear industry). Quickly changing fashion trends and highly unpredictable customers' taste have a significant impact on our business. A failure to tailor the product offer to customer's taste may result in decreased sales and a need to reduce our prices.

We experience fluctuations in operating results.

Our annual and quarterly operating results have fluctuated, and are expected to continue to fluctuate. Among the factors that may cause our operating results to fluctuate are customers' response to merchandise offerings, the timing of the rollout of new sales outlets, seasonal variations in sales, the timing of merchandise receipts, the level of merchandise returns, changes in merchandise mix and presentation, our cost of merchandise, unanticipated operating costs, and other factors beyond our control, such as general economic conditions and actions of competitors. As a result of these factors, we believe that period-to-period comparisons of historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Our success depends on our key personnel and our ability to attract and retain additional personnel.

Mr. Mirosław Kranik has been very important to our success. Mr. Kranik is our founder, he is also a significant stockholder, our Chief Executive Officer, President and director and the Chief Executive Officer of our subsidiary, Fashion Service. The loss of Mr. Kranik's services could have a significant negative effect on us. Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand. If we are unable to attract additional and retain qualified employees our operating results will suffer and we will not be able to expand as projected.

Because we plan to do business internationally, our business could be harmed if changes in political or economic stability, laws, exchange rates or foreign trade policies should occur.

Future sales of our apparel in foreign markets and our future relationships with our foreign suppliers will subject us to the risks of doing business abroad. As a result of our future suppliers, in some instances, being at great geographic distances from us, our transportation costs will be increased and longer lead times will be required, which will reduce our flexibility. Our finished goods will also be subject to import duties, quotas and other restrictions. Other risks in doing business internationally include political or economic instability, any significant fluctuations in the value of the Euro against foreign currencies, terrorist activities and restrictions on the transfer of funds. Although we have not yet been affected in a material way by any of the foregoing factors, as we have not commenced international operations, we cannot predict the likelihood or frequency of any such events occurring in the future once we have commenced international operations, and any material disruption may have an adverse affect on our business.

We may require additional capital and we may not be able to obtain it on acceptable terms or at all.

As of December 31, 2009, we had cash and cash equivalents of $388,000 (including $10,000 classified as held for sale). There is a reasonable possibility of generating cash flow from operations based on the continuation of positive net income, and the fact that we no longer have to pay overdue operating liabilities, as these were paid in 2008. Management has also instituted various plans, as discussed in the Overview section of the Management's Discussion and Analysis below, to improve profitability and operating cash flow. The risk that the Company will not be able to generate cash from operations is significant. In addition, while we are attempting to obtain from the Polish tax authorities a further deferment of the final installment of a payment in the amount of $3.4 million coming due in March 2010, as discussed more fully in the risk factor captioned “Our negative working capital could materially and adversely affect our ability to remain a going concern,” there is a risk that we will be unable to obtain such a deferment. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors' perception of, and demand for, securities of Polish-based companies involved in the clothing business;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows; and

  economic, political and other conditions in Poland.

Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on the operating effectiveness of our internal controls starting fiscal year 2010. In the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by SOX 404 and there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN POLAND

There are risks associated with investing in emerging markets such as Poland.

Poland has undergone significant political and economic change since 1989. These changes have thus far been largely beneficial for Polish businesses, but future political, economic, social and other developments could adversely affect our business. In particular, future changes in laws or regulations affecting Polish economic growth (or in the interpretation of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could have a material adverse effect on us and our ability to service our indebtedness. For example, while there is no limitation for most foreign exchange transactions conducted by businesses in Poland, we cannot assure you that foreign exchange control restrictions, taxes or limitations will not be imposed or increased in the future with regard to repatriation of earnings and investments from Poland.

Poland has been one of the fastest growing economies in Europe over the years that we have been in operation. There is no guarantee, however, that this growth will continue. Any significant slowdown in Poland's economic growth could adversely affect our business.

Poland is generally considered by international investors to be an emerging market. In general, investing in the securities of companies such as ours with substantial operations in markets such as Poland involves a higher degree of risk than investing in the securities of companies having substantial operations in the United States or other developed markets.

Since there is volatility in the Polish tax system, our cash flows and ability to service our debt may be adversely affected.

The Polish tax system is characterized by frequent changes in tax regulations, as a result of which many tax regulations are either not the subject of firmly established interpretations or are subject to frequently changing interpretation. The volatility of the Polish tax system makes tax planning difficult and results in an increased risk of tax non-compliance for Polish companies. Furthermore, changing interpretations of tax regulations by the tax authorities, extended time periods relating to overdue liabilities and the possible imposition of high penalties and other sanctions result in the tax risk for a Polish company being significantly higher than in countries with more stable tax systems.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

No market exists for the trading of our securities and no market may ever develop. Accordingly, you may not have any means of trading the shares you acquire.

A market does not presently exist for our securities and no assurance can be given that a market will ever develop. Consequently, you may not be able to liquidate your investment in our securities for an emergency or at any time, and the securities will not be readily acceptable as collateral for loans. Although we will endeavor to establish a trading market for our securities in the future, no assurance can be given as to the timing of this event or whether the market, if established, will be sufficiently liquid to enable an investor to liquidate his investment in us.

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Ms. Mirosław Kranik, our Chief Executive Officer, is the beneficial owner of approximately 36% of our outstanding voting securities. As a result, he possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation and Bylaws, Nevada law and our Rights Plan may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by our stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws contain certain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

On June 9, 2008, our board of directors enacted a shareholder rights plan, or Rights Plan, for the purpose of impeding any effort to acquire our Company on terms that are inconsistent with its underlying value and which would not therefore be in the best interests of our stockholders. The existence of the Rights Plan will make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 31, 2009, we operated 88 retail sales outlets in Poland. The following table sets forth the location, by city, of these sales outlets.

CITY	NUMBER OF OUTLETS
Warszawa	8
Kraków	5
Wrocław	5
Poznań	4
Bielsko Biała	3
Bydgoszcz	3
Częstochowa	3
Opole	3
Płock	3
Sosnowiec	3
Szczecin	3
Białystok	2
Gliwice	2
Koszalin	2
Lublin	2
Rybnik	2
Toruń	2
Zabrze	2
Biała Podlaska	1
Bytom	1
Chełm	1
Cieszyn	1
Dąbrowa Górnicza	1
Gdańsk	1
Gorzów Wlkp.	1
Iława	1
Jelenia Góra	1
Katowice	1
Kielce	1
Kielce	1

Kluczbork	1
Kłodzko	1
Krasne	1
Legnica	1
Łódź	1
Nowy Sącz	1
Piaseczno	1
Piła	1
Piotrków Trybunalski	1
Puławy	1
Racibórz	1
Radom	1
Rumia	1
Rzeszów	1
Słubice	1
Słupsk	1
Tarnów	1
Włocławek	1
Zielona Góra	1
Total	88

All of our Polish sales outlets are leased. We believe our sales outlets set, reinforce and capitalize on the image and distinct sensibility of our brand and provide a shopper-friendly environment. The display of our merchandise in our sales outlets varies depending upon the selling season and the size and location of the store. Generally our sales outlets are leased for initial periods ranging from 5 to 10 years with renewal options for an additional 5 years. The outlets range in size from 60 square meters to 255 square meters.

Sunset Suits has its Polish registered offices at ul. Starołecka 18, 61-361, Poznań, Poland. Sunset Suits leases its registered offices from Stomil-Poznań S.A. Sunset Suits pays a monthly rental rate of PLN 1,092 (approximately $342.00) for this space. This space consists of approximately 31.2 square meters and is the location where Sunset Suits maintains its corporate records. Fashion Service has its registered office at ul. Si enkiewicza 11, Miłosław, Poland 62-320 subleases its registered offices from Przedsi ebiorstwo Odziezowe “Mikon” S.A. w likwidacji. Fashion Service pays a monthly rental rate of $312.50 for this space. This space consists of approximately 30 square meters and is the location where Fashion Service maintains its corporate records.

We believe that the properties we own and lease are sufficient for the proper operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED).

PART II

Market Information

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are currently quoted on the Over The Counter Bulletin Board under the symbol "SNSX.OB".

Approximate Number of Holders of Our Common Stock

As of March 29, 2010, there were approximately 531 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We distribute and sell high quality menswear, including suits, sport coats, slacks, dress shirts and ties. We are operating in the formal menswear market sector within its medium price segment. In the formal menswear market sector, the medium price segment represents, for example, suits priced in the range of 600 – 1,000 PLN ($180 – $300) and shirts in range of 100 – 180 PLN ($30 – $55). We offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes.

For the last four years we had the third highest sales of formal menswear in Poland behind Vistula & Wólczanka and Bytom Group. For the year end December 31, 2009, we had net sales of $26.6 million, compared to net sales of $38.6 million for the fiscal year end December 31, 2008. In comparison, Vistula & Wólczanka had net sales of $97 million and $120 million or the years ended December 31, 2009 and December 31, 2008, respectively. However, based on management's research, only half of these amounts represent sales of formal menswear. Based upon our management's research, we estimate that the market share of the largest retail chains selling formal menswear in Poland in 2009 was: Vistula & Wólczanka S.A. – 11%, Sunset Suits – 9%, Bytom Group – 10%, Próchnik – 2%, other chains – 10%. We generate revenue through retail sales of our menswear, which we sell mainly through our retail sales outlets. Between 2003 and 2006, there was a significant change in the retail market in Poland. Large numbers of retail stores were moving from street stores to newly opened shopping malls, which were not present in Poland before 1997. As a result of this trend, we closed some smaller street-located stores and opened up new larger stores within shopping malls. The result of this decision was that the number of stores dropped from 140 in 2003 to 76 in 2006 (approximately 46%), however our overall retail space only dropped from 14,000 to 11,000 square meters (approximately 22%). Although we were closing stores during this period when the overall Polish clothing market experienced significant growth, as described later under the caption “Clothing market development,” nevertheless, our annual net sales increased during this period by an average of 6.2%. While the costs of opening and maintaining the new stores in malls were higher than the previous street-front stores, we were able to liquidate certain stores that were losing money. It was largely the result of having operated this large number of smaller, unprofitable, or marginally profitable stores that we began 2007 with substantial unpaid operating liabilities principally taxes.

As of December 31, 2009, our distribution was carried out through a network of 88 retail outlets in Poland (90 retail outlets as of December 31, 2008). We intend to continue to build upon our business strategy by implementing new initiatives to promote our products and to fill product and brand portfolio needs as evidenced by our opening of new retail stores in premier malls in Poland. We opened 16 of these stores during 2009, 5 new stores in the first half of 2009 and 11 more in the second half of 2009. Two other stores were moved to smaller, more efficient spaces within the same mall in the first quarter 2009.

The following table presents the movement in our retail outlets during the years 2009 and 2008:

	Beginning of the			End of the
Year	year, January 1,	New openings	Closures	year,
				December 31,
Number of retail outlets, 2009	90	16	18	88
Number of retail outlets, 2008	84	15	9	90

Of our 88 existing stores, a number are located on the street in smaller cities. We are monitoring the profitability of these stores. It is possible that we could decide to close some of these stores if we determine that they do not have the potential to be profitable. Nineteen such stores were closed during the fiscal year ended December 31, 2009.

Sunset Suits-branded retail stores are also operated internationally by local companies based in the Czech Republic, Lithuania, and Latvia. Our international stores offer substantially the same products as do Sunset Suits’ Polish retail sales outlets. And with our Polish retail locations, nearly all of the product sold in our international stores was also sourced from Fashion Service. All of these local companies were incorporated prior to the incorporation of Sunset Suits (July 19, 2006). The Czech company is the oldest, having been incorporated in 1999 and the first retail sales outlets in the Czech Republic having opened in 2001. The remaining companies in Lithuania and Latvia were incorporated during 2004 and 2005, and the first retail sales outlets in each of these countries were opened in the same period. As of March 31, 2010 our distribution in these four countries is carried out through a network of 16 stores.

During our last two fiscal years, the total number of our international retail stores has ranged from a high of 19 and a low of 16, through the opening of a new retail store in each of Latvia and Lithuania and the closing of one existing retail store in each of Estonia and the Czech Republic. As we received from Mr. Miroslaw Kranik in 2009 the local entities that operate the international retail stores in the transfer described in the section “Recent Acquisitions”, no additional consideration is being paid for any interim increases in the number of international retail stores.

In the next 3 to 5 years we plan to develop and to increase the number of our retail stores overall. Our long terms plans include doubling the current number of Sunset Suits retail locations. As part of these plans, we also intend to continue to expand our operations globally, through direct marketing and through partnerships with licensees. We recently expanded our wholesale operations to include sales of certain products to department and specialty stores throughout Central Europe. We plan to expand our distribution channel in the next 24 months by entering into franchise agreements with partners across Central and Eastern Europe for our brand. Our efforts to enhance the channels of distribution resulted in the development of new distribution channel in 2008, specifically direct sales to corporations. A direct sales to corporation channel should be distinguished from the wholesale channel of distribution. During the year 2009, management concluded that the wholesale channel of distribution bearing low margin is not the primary focus of the Company. Instead the Company will continue a development of a medium margin, direct sales channel. However our focus will be place on the retail outlet network.

With our 3 stores in Latvia, 8 stores in the Czech Republic, and 5 stores in Lithuania, we have begun working towards our goal of increasing our international presence. We are focused on medium sized stores (approximately 50 to 70 square meters per store) located in large and medium-sized malls with large numbers of customers seeking traditional styles, good quality and competitive prices.

To achieve our short-term goals, we will focus on expanding our presence in shopping malls by opening new locations as well as launching new distribution channels such as corporate sales and direct selling to professionals connected with custom tailoring. To accomplish this expansion, however, we expect to spend approximately $250,000 in additional promotion and marketing expense in 2010. We may, however, be unable to achieve a significant increase in revenue. In addition to the uncertainty always inherent in any future plans, particularly with a new channel, we face 1) liquidity problems that may prevent us from conducting the necessary promotion and marketing and 2) possible diminution of demand as a result of the global financial crisis.

The menswear market in Poland amounted to approximately PLN 1 billion (approximately $304 million) in 2009. Approximately 42% of the menswear market is controlled by well recognized brands organized as retail chains. The remaining 58% of the market covers independent shops and sales in hypermarkets and other commercial points of sale. Our long term strategy includes plans to acquire approximately 15% of this latter market segment.

In the long term, our intention is to restructure our retail operations as follows:

  Up to 40 premium shops (around 70 square meters per shop) concentrated in prestigious and modern locations to develop brand strength and to become a modern market player vis-à-vis the closest competitor that offers higher prices for comparable quality and design;

  Up to 60 medium shops (around 100 square meters per shop) concentrated in large malls with the huge market flow of clients not focused on modern and current trends in design but looking for traditional shape, good quality and competing prices;

  Up to 80 low cost shops (around 50 square meters per shop) concentrated in small malls and hypermarkets with the huge market flow of clients focused on low prices; and

  Franchising shops in urban areas outside the center.

In order to achieve our long-term development plans of building up to an additional 90 retail stores over approximately the next five years, we estimate we will need approximately PLN 35 million (approximately $12.2 million, for an average store opening cost of $135,000). In order to achieve these long-term development goals, we will need to raise capital through additional financing. Management believes that it is possible that a significant portion of the funds needed for increased inventory levels and capital expenditures required for our retail expansion will come from operations. Even management's most optimistic estimates however indicate that a substantial portion of the PLN 35 million will have to come from additional financings or bank loans. This $12.2 million is in addition to approximately $11 million that would have to be raised to retire old obligations as discussed below under the caption "Liquidity and Capital Resources."

Summary of Financial Performance

As of December 31, 2009, we had negative equity (liabilities in excess of assets) of $6.2 million and negative working capital (current liabilities in excess current assets) of $9.5 million. This includes negative working capital of $6.2 associated with asset held for sale. Our negative working capital associated with continuing operations amounted to $3.3 million. Our net loss for the fiscal year ended December 31, 2009 was $5.0 million.

The negative working capital (even after the arrangement with the Polish tax authorities) and equity, along with our loss for the most recent twelve month period raise a substantial doubt about our ability to continue as a going concern. In addition to seeking new debt financing, which may not be possible, or which may come at a high cost, we are implementing various plans both to increase profitability and cash flow both to continue operations and to finance expansion plans. In addition, our management also expects, if necessary to continue operations, that it can conserve cash by delaying the payment of certain of its liabilities and by decreasing inventory purchases. Some of the possible sources of improving profitability and cash flow through which we seek to be able to internally finance much of the expansion are as follows:

  We are attempting to increase our gross margin for 2010 as a result of the full implementation of our revised higher pricing strategy and supply chain improvements begun in 2008, as discussed under “Supply chain development” and “Gross Profit as a Percentage of Total Revenue” below, and maintenance of those margins thereafter. We may, however, be unsuccessful in the further implementation of this strategy.

  We are attempting to increase sales efficiency (i.e., sales per store) by opening more stores in prime mall locations and closing stores that are not profitable. We do have the risk, however, that increases in sales will turn out to be insufficient to cover the higher occupancy costs of the prime locations. Additionally, because of the global financial crisis, we are opening fewer new stores than we originally planned. Our current financial condition allows us to open up to 10 new retail outlets per year. We also estimate that due to global financial crisis impact on our Company we have approximately 2 years of delay to our prior development plans.

  We are engaging in a cost cutting policy focused on negotiations of rent agreements, negotiations of salaries, negotiations with raw materials suppliers and reduction of the number of employees. We believe that because of the global economic situation we will have some success in the negotiations. It is possible, however, that we will either be unsuccessful in cutting costs or that the reductions in costs will be concurrent with the receipt of less value from suppliers, resulting in no net benefit to the Company.

  We plan to attempt to renegotiate the payment schedules with our trade creditors. We believe that many of the creditors will have an incentive to provide terms so as to increase the likelihood of collection of the full amount due. We could, however, be unsuccessful in our efforts. Or we may need to make concessions to the creditors that will be more costly to the Company than the benefit received.

  We plan to attempt to renegotiate the terms of our bank settlement agreements. If we are successful, we would not increase our operating cash flow but would increase the availability of that operating cash flow to be used for capital investment. We could, however, be unsuccessful in our efforts.

  To the extent that the expansion plan itself is successful in earlier years it would provide additional cash flows to finance the later expansion. On the other hand we do have the risk that new stores will prove to be unprofitable, or insufficiently profitable to provide an acceptable return on our investment. Our ability to finance capital investments from operating cash flows in future years will be negatively impacted if we are unable to achieve our objectives in the earlier years. We are fully capable, however, of scaling back the expansion plans, if necessary, to be done over a longer period than anticipated

  An improvement of the world economy by 2011 is possible. It is also possible, however, that the global financial crisis will continue, which would have a detrimental effect on our sales.

  In November 2009, we renegotiated to extend the payment terms of PLN 2,486,000 ($872,000) of tax liabilities that were to mature as of March 10, 2010 to later in 2010, principally November, which resulted from our earlier settlement with Polish tax authorities (mostly VAT) to extend payment terms.

  In June 10, 2009, we reached a settlement with the Polish social security administration to accept our settlement application so that our past due social security liabilities have now been extended to include 84 monthly installments through 2016 (with smaller amounts maturing between 2009 and 2012). This settlement generated additional working capital of approximately $5.7 million, based on June 30, 2009 exchange rates.

Our ability to generate operating cash flow from increases in our net income is enhanced by the prominence of our retail segment in our overall business because our immediate receipt of cash revenue means that we do not need working capital in the form of accounts receivable to generate sales. We will, however, need to finance additional accounts receivable for our new distribution channels. A significant portion of inventory, which is necessary for our retail operations, can be financed through accounts payable credit.

The possibility of achieving positive operating cash flows sufficient to finance a significant portion of our capital needs must be considered against the fact that cash provided by operations in 2009 was positive $1.9 million. The main reasons that led to the achievement of positive cash flow from operations despite the financial loss are:

  the increase in accounts payable of $ 1.6 million;

  the increase in other liabilities of $ 2.8 million, primarily due to increased tax liabilities by $ 2.2 million; and

  the decrease in accounts receivable of $2.9 million.

We believe that in a normalized situation (that is, no growth or decrease in sales), that operating cash flows would tend toward net income plus depreciation and amortization, which in 2009 was $4 million negative. If we were to have stagnant costs and sales we would not, however, be able to achieve this operating cash flow in the short run as even with successful settlements to stretch our payments we would still have to repay the remaining old tax and trade obligations.

In the short term, we are closely analyzing the current market situation in Poland and the impact of global financial crisis on our business. Accordingly, our management has determined that it is in our best interest to scale back plans to open as several new retail stores in 2010, as much as possibly in the next years, as we had initially planned. Our current financial condition allows us to open up to 10 new retail outlets per year. We also estimate that due to global financial crisis impact on our Company we have approximately 2 years of delay to our prior development plans.. We are, however, of the opinion that steady but continuous development of our retail shop network provides us with our best opportunity for success, especially in the situation of the global financial crisis.

For the fiscal year ended December 31, 2009, we had net sales of $26.6 million, compared to net sales of $38.6 million for the fiscal year ended December 31, 2008, an decrease of approximately 34%. This increase, however, results from the decrease in the value of the PLN compared to the USD by 23% from the year 2008 to the year 2009. The actual total net sales as denominated in PLN decreased by 8% in the year 2009 as compared to the year 2008. This was principally due to the impact of the financial crisis in the fourth quarter of 2009.

Our average gross margin achieved in retail sales in Poland increased from 56% in 2008 to 58% in 2009. This increase was principally due to the realization of our strategies (i) to develop a supply chain by finding high quality raw materials from cheaper suppliers thus reducing the production costs of our own factory, and (ii) to increase our operating margin by raising the average price per item of our apparel. However, the gross margin for the one month period ended December 31, 2008 was at 63%, while a gross margin for the one month period ended December 31, 2009 decreased to 49%. We had to decrease our prices for our apparel at the end of 2009 in order to mark the market and consequently to stimulate sales. This event is unusual and closely correlated with the effect of global financial crisis in Poland as it was observed in almost all clothing branches in Poland. We currently do not expect to markdown our merchandise at the end of 2010 in a manner similar to December 2009. .In other words, we believe this markdown trend in the Polish apparel retail industry was temporary and should inverse in the second half of the year.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Economic growth in Poland. Growth in Poland’s GDP, employment and wages should result in increased demand for our products. According to the Polish Central Statistical Office, Poland’s economic growth in 2009 measured by the country’s GDP was 1.7% compared to 2008. The GDP for the fourth quarter 2009 showed 3.1% increase over the fourth quarter of 2008. Domestic demand, which is the main factor in GDP growth, reached 0.9% during the fourth quarter of 2009, with total consumption and individual consumption showing increases of 0.6% and 1.1%, respectively, over the fourth quarter of 2008. The contribution of individual consumption to GDP growth in 2009 was 2.3%. The International Monetary Fund forecasts that Polish GDP growth for 2010 will approximate 2.75%. The Monetary Policy Council estimates that Poland's economic growth is slowing due to the current global economic crisis, and that this slowdown will be further impacted by a deteriorating business outlook and greater difficulty in accessing credit. Despite continued over-liquidity in the banking system, borrowing costs remain high. At the same time, data from the Monetary Policy Council indicates that unemployment is on the rise and wage growth is slowing.

  Global financial crisis. The downturn in global financial markets might affect negatively the forecasted Polish GDP growth, and as a result decrease our customers' purchasing power. This might negatively affect our projected total sales increase and deteriorate our profit margins. The negative impact of the global financial crisis is believed not to affect the Polish economy as seriously as the US economy, however. This is, among others, due to a lower reliance of Polish corporations and households on financial markets. Polish corporations finance their operations from their own resources in larger part than US corporations. Polish households' dependence on mortgage loans is significantly smaller than in the US.

  Clothing market development. The Polish clothing market has grown significantly in recent years. According to GUS, from 2005 through 2008, the average yearly increase in the Polish clothing sector has been between approximately 5% and 18%. According to the reports of PMR Research (a well-recognized market research company specializing in Central and Eastern Europe) the total clothing and footwear market in Poland reached in 2008 27.2 billion PLN ($9.5 billion) and 25.5 billion PLN ($8.9 billion) in 2009. After the observed decrease in 2009 of 6.3%, PMR estimates the market value for the year 2010 to be 26.8 billion PLN ($9.4 billion). This means an increase of 5.1% as compared to the year 2009. The downturn in global financial markets might negatively affect future clothing and footwear markets in Poland, in turn decreasing our projected total net sales and profit margins. On the other hand, our market position may result in an increase in projected total net sales and profit margins, as customers switch from the higher priced sector to our medium-priced segment.

  Supply chain development. We will continue to seek high quality and cheaper sources of supply abroad, particularly raw materials and semi-finished and finished products. Increased liquidity has also allowed us to make larger and more systematic orders from our suppliers resulting in a decrease of the purchase prices. Lower purchase prices have decreased our cost of goods sold resulting in higher operating margins beginning from the second quarter of 2008. We believe that our overall supply chain development process will continue to result in increased profit margins.

  Increase in exports. We plan to expand sales of our products to foreign markets. This goal has been achieved through acquisitions of shares in local companies operating retail stores in Lithuania, Latvia, Estonia and the Czech Republic, as well as through further development of retail outlets in these countries. We believe that the overall increase in export sales through our network of acquired retail stores will result in increased sales of menswear and positively affect our overall sales.

Short-Term Financial Plan

Our short-term financial plan for 2010 includes various initiatives as discussed above, through which we hope to achieve positive net income for the year and positive cash flows from operations or cash flows, which are negative only to the extent that we use cash to decrease our overdue tax payables. We believe that we will achieve this plan, especially with the acceptance of the settlement proposal with the Polish social security authorities as discussed above. If we are able to achieve positive cash flows from operations, it would allow us to simultaneously pay down our current debts and overdue loans and tax payables according to agreed schedules. It would also allow us to have sufficient cash flows to operate normally in the year 2010. We are only in the preliminary stages of our applications for these two long term loans for an aggregate of approximately $5 million. There is a significant possibility that we will not be successful in our applications. Our retail stores development for 2010 is dependent on obtaining these loans, and or achieving positive cash flows from operations.

Recent Acquisitions

On May 21, 2008, we entered into a stock purchase agreement with Mirosław Kranik, our president and chief executive officer, and Ewelina Ligocka-Kranik, or the Kraniks, pursuant to which we acquired from the Kraniks 100% of the interests in Bohemia, Sunset Suits Vilnius, Sunset Riga and OU Posnania, companies engaged in the business of operating “Sunset Suits” retail stores that sell menswear that is primarily sourced from Sunset Suits. As consideration for the sale of these companies, we paid to the Kraniks an aggregate of $1,000. After consummating these acquisitions, our future minimum lease payments will increase by $2.6 million as the result of taking over new lease agreements, with terms running through 2014. This additional commitment includes the leases assumed in the January acquisition of 2 stores in Latvia, one additional retail store opened in March 2009 in Latvia, the July acquisitions of the 11 stores in the Czech Republic and 1 store in Estonia, which has since been closed, and the August acquisition of 5 stores in Lithuania.

Mr. Kranik and his spouse agreed in September 2008, to transfer the four companies (which owned and operated a total of 17 stores at the time) to us for the nominal consideration of $1,000 as a requirement of the investors in the private placement since the price paid by the private placement investors was based on a valuation that included the four companies. Initially, we anticipated that the transfer of these local companies would occur in 2008. Due to the need to prepare these local companies for the transfer, including with respect to local requirements on ownership and regulation of the rights in their assets, the transfers were not able to be finalized in 2008.

We acquired Bohemia, a company incorporated in accordance with the Laws of Czech Republic, on July 9, 2009. Bohemia sells products through its own network of 10 retail stores in Czech Republic. We acquired Sunset Suits Vilnius, a company incorporated in accordance with the Laws of Republic of Lithuania, on August 25, 2009. Sunset Suits Vilnius sells products through its own network of 4 retail stores in Lithuania. We acquired Sunset Riga on January 29, 2009. Sunset Riga is incorporated in accordance with the Laws of Republic of Latvia and sells products through its own network of 3 retail stores in Latvia. We acquired OU Posnania on July 10, 2009. OU Posnania is incorporated in accordance with the Laws of Republic of Estonia and sells products through its 1 retail store in Estonia.

We accounted for the recent acquisitions according to paragraphs D8-D14 of Appendix D of FAS 141(ASC 805-10-15-4). The acquisitions we accounted for in a manner similar to a “pooling of interests” in that the accounts of the transferred entities have combined with our accounts for all periods presented. Prior period financial statements presented have been restated to reflect the acquired entities accounts as part of the Company. All of the accounts of the acquired entities are stated in accordance with US GAAP at amounts equivalent to those that would have been recorded by the separate entities.

Recent Events

On March 26, 2010, Sunset Suits S.A., our wholly owned subsidiary, entered into a purchase agreement (the “Agreement”) with XCRITO Ltd. (an unrelated third party), a corporation headquartered in Limassol, Cyprus (“XCRITO”), pursuant to which we sold to XCRITO 100% of our equity interest in our wholly-owned subsidiary Fashion Service. Pursuant to the Agreement, XCRITO agreed to pay to the Company $16,000, and in turn will acquire all of the assets and liabilities of Fashion Service, except for liabilities resulting from long term debt (including current amounts owed on such debt), equal to approximately $6,765,000, which will be assumed pursuant to the Agreement by Sunset Suits S.A.

In connection with the Agreement, Mirosław Kranik, our President and Chief Executive Officer, agreed to continue to manage the operations of Fashion Service for up to 90 days from the closing of the transaction. In addition, the Company has agreed to rent office space from Fashion Service in Krzyżanowo, Poland for a period of 6 months following the closing of the transaction. Our management estimates that we will obtain approximately 25% of our total inventory needs from Fashion Service for a period up to 6 months following the closing of the transaction.

The sale of Fashion Service was part of a restructuring plan intended to improve our operating margin. The size of our current retail operations was not sufficient to fully utilize the manufacturing capacity of Fashion Service. In order to do so, we would have been required to engage in wholesale distribution to large distributers or retail clients. We recognized lower gross margins from our manufacturing business segment as compared to its retail segment, which therefore lowered the gross margin of the Company as a whole. In addition, the manufacturing plant would have required major upgrades in order to satisfy our needs. Accordingly, our management decided that it was more cost effective and in the best interests of the Company and our shareholders to increase its sourcing of merchandise through a supply chain in Asia instead of maintaining it’s own production lines

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentages, in thousands of US dollars)

	Year Ended December 31,			Year Ended December 31,
	2009			2008
		Percent			Percent		Year to
		of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	$26,586	100%		$38,577	100%		(31%	)
Cost of sales	11,319	43%		16,942	44%		(33%	)
Gross profit	15,267	57%		21,634	56%		(29%	)
Administrative expenses	2,075	8%		2,513	7%		(17%	)
Selling expenses	16,463	62%		17,457	45%		(6%	)
Total Expenses	18,538	70%		19,970	52%		(7%	)
Gain (loss) on disposal of fixed assets, net	$(647)	(2%	)	$3%			(25,208%	)
Interest income	4	0%		31%			(87%	)
Interest expense	554	2%		710	2%		(22%	)
Gain (loss) on transaction in foreign currency	(74)	0%		599	2%		(112%	)
Income before income taxes	(4,542)	(17%	)	1,587	4%		(386%	)
Income taxes	468	2%		(527)	(1%	)	(189%	)
Net income (loss) from Continuing Operations	(4,074)	(15%	)	1,062	3%		(484%	)
Income (loss) from Discontinued Operations	(961)	(4%	)	714	2%		(234%	)
Net (Loss) Income	(5,034)	(19%	)	1,776	5%		(383%	)

(All amounts, other than percentages, in thousands of Polish zloty)

	Year Ended December 31,			Year Ended December 31,
	2009			2008
		Percent			Percent	Year to
		of			of	Year
	Amount	Revenue		Amount	Revenue	Change
Sales revenue	zl 82,848	100%		zl 92,939	100%	(11%	)
Cost of sales	35,272	43%		40,818	44%	(14%	)
Gross profit	47,576	57%		52,121	56%	(9%	)
Administrative expenses	6,466	8%		6,054	7%	7%
Selling expenses	51,303	62%		42,057	45%	22%
Total Expenses	57,769	70%		48,111	52%	20%
Gain (loss) on disposal of fixed assets, net	(2,016)	(2%	)	6	0%	(32,576%	)
Interest income	12	0%		75	0%	(83%	)
Interest expense	1,726	2%		1,710	2%	1%
Gain (loss) on transaction in foreign currency	(231)	0%		1,443	2%	(116%	)
Income before income taxes	(14,153)	(17%	)	3,824	4%	(470%	)
Income taxes	1,459	2%		(1,269)	-1%	(215%	)
Net income (loss) from Continuing Operations	(zl 12,694)	(15%	)	zl 2,558	3%	(596%	)
Income (loss) from Discontinued Operations	(2,994)	(4%	)	1,721	2%	(274%	)
Net (Loss) Income	(zl 15,688)	(19%	)	zl 4,279	5%	(467%	)

Revenues. Our total net revenues for the year ended December 31, 2009 amounted to $26,586,000 (including foreign operations), which is $11,991,000, or 31%, lower than in 2008, during which we had net revenues of $38,577,000. Such decrease was primarily a result of appreciation of USD to PLN by 23%. Total net revenues, as denominated in PLN, dropped by 11%, which is the effect of decrease in sales in foreign network by 36% and approximately 8% in Polish retail network. The decrease in sales was a net effect of an increase of average retail prices by 18.9%, as well as of a decrease in total quantity of apparel sold by approximately 19.3%.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue increased by 1.3% in 2009 as compared to 2008. There was an increase of 3.4% of gross margin in Polish retail network, offset by a 1.9% drop in gross margin in our foreign network. Such a cumulative increase was principally due to the ability to increase our retail price during the first 3 quarters of 2009. The effect of this increase was reversed in the fourth quarter when we had to decrease our average retail prices in order to match the market. Furthermore, our gross margin in the fourth quarter was decreased due to recording a provision of $288,000 for slow moving inventory.

Gross Profit. Gross profit was $15,267,000 for the year ended December 31, 2009, compared to $21,634,000 for the year ended December 31, 2008, which was a decrease of $6,367,000 or 29%. The decrease was mainly a result of decrease in net sales for 2009 compared to 2008.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total operating expenses in fiscal year 2009 amounted to $18,538,000 which is $1,431,000, or 7%, less than that of fiscal year 2008, during which we had operating expenses of $19,970,000. The decrease in our operating expenses is primarily the result of an appreciation of USD to PLN by 23%. As denominated in PLN, total operating expenses rose by 20%. The increase in operating expenses was mainly due to increase in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in 2009 were $16,463,000 (62% of net sales), $993,000 or nearly 6% less than the $17,457,000 (45% of net sales) that we spent on selling and marketing during 2008. A decrease in our selling and marketing expenses is mainly a net effect of the following factors: i) an appreciation of U.S. dollar to Polish zloty by 23%; ii) an increase in average rent costs due to appreciation of Euro to Polish zloty by 18%; iii) a decrease in average salaries of selling staff by 10%. As denominated in PLN selling and marketing expenses rose by 22%, and this increase can be predominantly justified by a higher cost of rents which are principally denominated in Euro.

  Administrative Costs. Administrative expenses were $2,075,000 (10% of net sales) and $2,513,000 (7% of net sales) in the fiscal year ended December 31, 2009 and December 31, 2008, respectively. As denominated in PLN administrative costs increased by 7% or $411,000. An increase in our general administration expenses was due to increase in cost related with reorganization of our business and cost related with prospectus preparation.

Gain (loss) on disposal of fixed assets. Loss on disposal of fixed assets amounted to $647,000 in the fiscal 2009. In fiscal 2008 there was a gain on sale of fixed asset amounting to $3,000. The higher cost of disposal of fixed assets are related with closures of retail outlets that were not fully depreciated as of the date of shutting down. There were 18 retail outlets closures during the year 2009, while there were 19 closures in the year 2008. While in 2008 there were predominantly closures of old fashioned retail outlets, in the year 2009 we had to close several modern retail outlets due to economic reasons.

Interest Expense and Financing Costs. Interest expenses were $554,000 for the fiscal year ending December 31, 2009 and $710,000 for fiscal year ending December 31, 2008. A decrease in total interest expense in 2009 as compared to 2008 is the result of changes of translation rate of PLN to USD. As denominated in PLN the interest expenses remained stable. Also reduction in interest expense can be explained by a reduction in LIBOR (London Inter Bank Offer Rate).

Result on transactions in foreign currency. The loss on transaction in foreign currency amounted to $74,000 in the twelve months period ended December 31, 2009. In the same period in 2008, we had a gain on transaction in foreign currency amounting to $599,000. A decrease in transaction in foreign currency by $673,000 is a result of appreciation of US dollar to Polish zloty during the year 2009.

Income taxes. Income tax expense accounted for 10% of pre-tax income for the year ended December 31, 2009 as compared to 33% of pre-tax income for the year ended December 31, 2008. We had an income tax credit of $468,000 in the year ended December 31, 2009, as compared to income tax charge of $527,000 in the year ended December 31, 2008. An increase in income tax credit is primarily due to taxable losses for the year 2009 and recognition of deferred tax asset resulting in deferred tax credit charge. Our effective tax rate is predominantly driven by the statutory Corporate Income Tax rate in Poland which is 19%. The statutory Corporate Income Tax rates in other countries do not significantly affect our tax charge since their share in the net profit or loss of the Group is not significant. The effective tax rate in the year 2008 amounted to 33% as there was a significant portion of permanent non taxable cost. The effective tax rate in the year 2009 amounted to 10% due to recognized allowance for deferred tax asset amounting to $416,000.

Net income/loss from continuing operations We had a net loss from continuing operations of $4,074,000 for the year ended December 31, 2009 and a net income from continuing operations of $1,062,000 for the year ended December 31, 2008. The decrease of $5,135,000 in the net income was principally due to lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which is primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Net income/loss (profit after taxes). We had a net loss of $5,034,000 for the year ended December 31, 2009 and net income of $1,776,000 for the year ended December 31, 2008. A decrease of $6,810,000 in net income was principally due to lower result from continuing operations of $5,135,000 as well as due to a loss of $961,000 reported on production segment, which we classified according to ASC 360-10 as available for sale and therefore presented in discontinued operations.

Operating segment analysis

Our management identifies operating segments based on, among other things, differences in products sold and the way the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Our operations are comprised of two reportable segments: production and retail. Segment revenues are generated from manufacturing and the sale of suits and accessories through wholesale channels and in our own retail locations. The production segments include design, manufacture and wholesale operations with third party department and other stores. The retail segment includes operations by the our Polish and foreign stores. We define segment profit as operating income before net interest expense, goodwill impairment charges, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues, income and total assets by reportable segments.

(All amounts, other than percentages, in thousands of US dollars)

	Year Ended December 31, 2009			Year Ended December 31, 2008
		Percent			Percent	Year to
		of			of	Year
	Amount	Revenue		Amount	Revenue	Change
Production (Discontinued Operations)
Revenue	$10,424	100%		$15,931	100%	(35%	)
Gross profit	1,209	12%		2,934	18%	(59%	)
Operating expense	1,605	15%		1,448	9%	11%
Operating income (loss)	(395)	(4%	)	1,487	9%	(127%	)
Retail
Revenue	$26,586	100%		$38,577	100%	(31%	)
Gross profit	15,267	57%		21,634	56%	(29%	)
Operating expense	18,515	70%		19,970	52%	(7%	)
Operating income (loss)	(3,248)	(12%	)	1,665	4%	(295%	)

	Year Ended December 31, 2009			Year Ended December 31, 2008
		Percent			Percent	Year to
		of			of	Year
	Amount	Revenue		Amount	Revenue	Change
Production (Discontinued Operations)
Revenue	zl 32,484	100%		zl 38,381	100%	(15%	)
Gross profit	3,769	36%		7,069	18%	(47%	)
Operating expense	5,000	48%		3,488	9%	43%
Operating income (loss)	(1,231)	(12%	)	3,582	9%	(134%	)
Retail
Revenue	zl 82,848	100%		zl 92,940	100%	(11%	)
Gross profit	47,576	57%		52,120	56%	(9%	)
Operating expense	57,697	70%		48,111	52%	20%
Operating income (loss)	(10,121)	(12%	)	4,011	4%	(352%	)

Production segment (Discontinued Operations)

Revenues. Total revenue in the production segment for the year 2009 amounted to $10,424,000 and decreased by 35% or $5,507,000 as compared to 2008 when it amounted to $15,931,000. Such a decrease resulted primarily from appreciation of U.S. dollar to Polish zloty by 23%. As denominated in PLN sales decreased by 15%. The decrease in production segment net sales as denominated in Polish zloty was mainly a result of: i) lower sales to retail segment in the year 2009 as compared to the year 2008 as a consequence of lower demand and; ii) lower sales to corporations in the year 2009 as compared to the year 2008.

Gross Profit as a Percentage of Total Revenue. Gross margin in production amounted to 12% and 18% for the year 2009 and 2008, respectively. A decrease of gross margin for production segment by 37% is a result of lower wholesale in the year 2009 as compared to the year 2008. Our usual gross margin on manufacturing activity is in the range from 10% to 14%. Margin realized on wholesale contracts to corporations are higher. Higher wholesale realized in the year 2008 made our gross margin on production segment of 18% in the year 2008. We did not realized significant sale to corporation in the year 2009, therefore our gross margin for the year 2009 amounted to 12%.

Operating expenses. Operating expenses in production were $1,605,000 and $1,448,000 in the fiscal year ended December 31, 2009 and December 31, 2008, respectively. An increase in operating expenses of $157,000 or nearly 11% was alleviated by an appreciation of U.S. dollar to PLN during the year 2009. As denominated in PLN, operating expenses increased by 1,512,000 PLN or 43%. The increase in operating expenses in production segment is predominantly a result of higher cost associated with development of the corporate sales which we incurred during the year 2009 in anticipation to expand our operations through this channel of distribution.

Operating income. We had an operating loss of 395,000 and operating income of 1,487,000 for the year ended December 31, 2009 and December 31, 2008, respectively. Such a decrease was due to lower sales, lower gross margin and higher operating expenses as explained above.

Retail segment

Revenues. Total revenue in retail segment for the year 2009 amounted to $26,586,000 and decreased by 31% or $11,991,000 as compared to 2008 when it amounted to $38,577,000. Such a decrease resulted primarily from appreciation of U.S. dollar to Polish zloty by 23%. As denominated in PLN sales decreased by 11%. A decrease in retail segment was a cumulative result of a decrease in net sales in our foreign network by 36% and a decrease in Polish retail network by 8%. The decrease in sales in our foreign retail network was due to worse economic conditions in the Czech Republic and in the Baltic states in the year 2009. Gross Domestic Product dropped by 4.3% in Czech Republic, 16.8% in Lithuania, 17.8% in Latvia and 15.3% in Estonia. The decrease in sales of retail network in Poland was a net effect of an increase of average retail prices by 18.9%, as well as of a decrease in total quantity of apparel sold by approximately 19.3%. Worse economic outlook in Poland in the fourth quarter of 2009 was a notable negative factor that affected our net sales in the period from October to December 2009. We reported lower customer demand in the fourth quarter of 2009, than we had usually reported in the comparative periods in the past.

Gross Profit as a Percentage of Total Revenue. Gross margin in retail amounted to 57% and 56% for the years 2009 and 2008, respectively. An increase of gross margin for retail segment by 1.3% is a cumulative result of an increase of 3.4% of gross margin of retail network in Poland and a decrease in gross margin in foreign retail network by 1.9%. Our foreign retail network experienced notably worse economic outlook caused by a global financial crisis. Gross Domestic Product dropped by 4.3% in Czech Republic, 16.8% in Lithuania, 17.8% in Latvia and 15.3% in Estonia. Also, in Poland a negative impact of global economic crisis notably occurred in the fourth quarter of 2009. Due to lower than expected sales in the fourth quarter of 2009 we were not able to keep our retail prices at the level we kept during the first three quarters of 2009. Moreover our gross margin in the fourth quarter was decreased due to recording a provision for slow moving inventory and stock count shortages.

Operating expenses. Operating expenses in retail were $18,515,000 and $19,970,000 in the fiscal year ended December 31, 2009 and December 31, 2008, respectively. A decrease in operating expenses of $1,454,000 or nearly 7% was alleviated by an appreciation of U.S. dollar to PLN during the year 2009. In fact, as denominated in PLN, operating expenses increased by 9,586,000 PLN or 20%. The increase in operating expenses in retail segment is predominantly a result of higher cost of rents for our retail outlets which are mainly denominated in Euro.

Operating income. We had an operating loss of $3,248,000 and operating income of $1,665,000 for the year ended December 31, 2009 and December 31, 2008, respectively. Such a decrease was due to lower sales and higher operating expenses as explained above.

Balance Sheet Analysis

(All amounts, other than percentages, in thousands of US dollars)

	December 31,	December 31,	Year to Year
	2009	2008	Change
ASSETS
Total current assets	$9,482	$11,320	(16%	)
Total non-current assets	16,164	13,852	17%
Total assets	$25,646	$25,172	2%
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	$19,020	$14,845	28%
Total non-current liabilities	12,807	11,076	16%
Total stockholders equity	(6,181)	(749)	(926%	)
Total liabilities and stockholders' equity	$25,646 $	25,172	2%

(All amounts, other than percentages, in thousands of Polish zloty)

			Year to
	December 31,	December 31,	Year
	2009	2008	Change
ASSETS
Total current assets	zl 27 027	zl 33 527	(19%	)
Total non-current assets	46 072	41 028	12%
Total assets	zl 73 099	zl 74 555	(2%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	zl 54 213	zl 43 968	23%
Total non-current liabilities	36 504	32 804	11%
Total stockholders equity	(17 619)	(2 217)	695%
Total liabilities and stockholders' equity	zl 73 099	zl 74 555	(2%	)

Current assets. Current assets as of December 31, 2009 amounted to $9,482,000. Current assets as of December 31, 2008 amounted to $11,320,000. A decrease of $1,838,000 or 16% is a cumulative result of a decrease in cash, decrease in inventories and a decrease in receivables. Decrease in cash balance is a consequence of lower net sales in the fourth quarter of the year 2009 as compared to fourth quarter of the year 2008. The decrease in the inventory balance is due to recording in of a slow moving stock provision amounting to $288,000 in the fourth quarter of 2009. Decrease in trade receivables is a result of a decrease in receivables from our major shareholder – Mr. Mirosław Kranik. As of December 31, 2009 current assets include $3,690,000 of current assets held for sale associated with the sale of the Fashion Service Sp. z o. o..

Non-current assets. Non-current assets as of December 31, 2009 amounted to $16,164,000. Non-current assets as of December 31, 2008 amounted to $13,852,000. An increase of $2,312,000 or 17% is a cumulative result of a decrease of PLN to USD foreign exchange rate by 4% and an increase in long term investment by $1,602,000. This investment is in long term notes payable in 2015. As of December 31, 2009 non-current assets include $7,694,000 of non-current assets held for sale linked with the sale of the Fashion Service Sp. z o. o.. This mainly includes long lived assets.

Current liabilities. Current liabilities as of December 31, 2009 amounted to $19,020,000. Current liabilities as of December 31, 2008 amounted to $14,845,000. An increase of $4,175,000 or 28% is a predominantly a result of an increase in accounts payable. This increase in accounts payable is a result of worsening liquidity of the Group being the result of lower net sales. As of December 31, 2009 current liabilities include $9,808,000 of current liabilities associated with asset held for sale linked with the sale of the Fashion Service Sp. z o. o.. This mainly includes account payable, social security tax payable and value added tax payable.

Non-Current liabilities. Non-current liabilities as of December 31, 2009 amounted to $12,832,000. Whereas, non-current liabilities as of December 31, 2008 amounted to $11,076,000. An increase of $1,757,000 or 16% is a net effect of i) a decrease in long term debt payable by $987,000; ii) an increase in social security tax payable to be settled in the long term by $2,628,000; iii) an increase in other non-current liabilities by $116,000. As of December 31, 2009 non-current liabilities include $7,752,000 of non-current liabilities associated with asset held for sale linked with the sale of the Fashion Service Sp. z o. o.. This mainly includes social security tax payable to be settled in the long term and deferred tax liability associated with long lived assets.

Stockholders' equity. Total stockholders' deficiency as of December 31, 2009 amounted to 6,207,000. The stockholders' deficiency as of December 31, 2008 amounted to 749,000. A decrease of $5,458,00 is a result of a net loss amounting to $5,034,000 and a translation adjustment amounting to $423,000.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. Our principal uses of cash are for liabilities payments, capital expenditures and long term borrowings repayments.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Year Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$1,857	$(7,128)
Net cash provided by (used in) investing activities	(1,373)	(1,713)
Net cash provided by (used in) financing activities	(1,117)	8,841
Effect of foreign currency translation on cash and cash equivalents	(80)	76
Net Cash Flow	(713)	75

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	5,787	(17,174)
Net cash provided by (used in) investing activities	(4,278)	(4,127)
Net cash provided by (used in) financing activities	(3,482)	21,300
Effect of foreign currency translation on cash and cash equivalents	(250)	182
Net Cash Flow	(zl 2,223)	zl 182

Cash provided by operations was $1,857,000 for the twelve months ended December 31, 2009. To provide this cash in the face of a $5,034,000 net loss for the twelve month period, the Company obtained a decrease in noncash net operating assets (or increase in net operating liabilities) of $6,891,000. Principally, the Company increased its accounts payable and other current liabilities (i.e., received extended terms on its debts or simply delayed the payment of its bills) to more than cover its loss. Included in our negative working capital there are current assets amounting to $3,690,000 and current liabilities amounting to $9,808,000 associated with Fashion Service, which is held for sale at December 31, 2009. If the Company is unable to finance operations by some combination of delaying the payment of certain of its liabilities, speeding-up the collections of its accounts receivable, and not replacing all of its inventory sold, the $3,420,000 negative working capital would have to be financed during 2010.

Additionally, the $3,420,000 hypothetical shortfall assumes that the Company needs to fully eliminate negative working capital and that over the next twelve months it will not be able to repeat its positive cash flow from operations because it would not be able finance its net loss through some combination of delaying the payment of certain of its liabilities, speeding-up the collections of its accounts receivable and reducing inventory balance on hand. The Company, should, however, have the ability to delay the payment of certain of its operating liabilities so as to continue in operation for the next twelve months. The Company is also seeking $5,000,000 of additional loans for which it is in the preliminary stages of its application as described under "Troubled Debt Restructuring" below. There is a very significant possibility, however, that the Company might not be able to obtain any of this additional financing. Management has various plans for increasing the profitability and cash flows of the Company as discussed above in the "Overview" section. Each of the plans carries significant uncertainty as to its achievability and carries risks that it might actually decrease profitability and cash flows. Several of the plans are particularly risky in the near term even if successful in the long-term, because investment in additional working capital and leasehold improvements are required in the short-term. Also, even the existing facilities will require some capital expenditures to replace depreciated property and equipment. Consequently, there is a significant risk that the Company will be unable to continue its operations through December 31, 2010.

If the short-term cash flow requirements can be met, there are still significant long-term risks. In the longer term the tax liabilities will still need to be repaid regardless of the extension. In addition to the negative working capital of $3,420,000 million the Company has long-term liabilities of $12,832,000 at December 31, 2009. Of the $12,832,000 of long-term liabilities, approximately $4,942,000 are long term debt which, under the terms negotiated with banks, as discussed in greater detail below under "Repayments of Debt" and in Note 14 to both the December 31, 2009 and 2008 financial statements, are due until 2013. That leaves $$8,362,000 of obligations to be repaid in the five years following the balance sheet date.

To clarify the effect of the past due tax liabilities on the analysis in the previous paragraph, the negative working capital of $9,538,000 includes $3,665,549 of tax liabilities due March 10, 2010, much of it later extended to November 2010 and the $134,000 of current portion of the past due social security obligations. Long-term liabilities of $19,020,000 includes $ 7,429,000 of past due social security obligations. On March 12, 2010 management of Fashion Service Sp. z o. o. applied to Polish tax authorities for an extension of its obligation to pay $3,665,549 of certain tax liabilities on March 10, 2010 to later in 2010, principally in November. No response has been received.

If the net operating income for the twelve months ended December 31, 2010 were to be at least $2,000,000 and the net operating income for the twelve months ended December 31, 2011 were to be at least $3,400,000 as management forecasts in its projections the Company would have sufficient funds to restore its financial situation. Nevertheless the Company does not have the ability to make a meaningful forecast or projection because of the uncertainties and variables involved. With the Company's collateral and an income generating business, management believes that refinancing to the $6,765,000 level of long-term debt would not be difficult. The Company would also need additional cash to replace depreciated property and for additional property and equipment and working capital for expansion. The shortfall would have to be made up by some combination of 1) success of management's plans for improving profitability and cash flow as discussed in the "overview section", 2) additional financing and 3) improvement of profitability during the five year period because of the end of the world recession. Management is optimistic about its plans but as discussed above, management's plans all carry risk that they will not be successful and even entail risk that they will use, rather than provide cash flow. There is also significant risk that additional financing cannot be obtained. Even if it could be obtained, additional debt would mean additional interest expense and additional equity financing would mean dilution of the currently outstanding shareholders. There is a significant possibility that the world recession will not end during the period or not end in a manner beneficial to the Company.

Operating activities. Net cash provided by operating activities was $1,857,000 for the year ended December 31, 2009, as compared to $7,128,000 used in operating activities during 2008. The increase in net cash provided by operating activities was mainly due to increase in our net operating liabilities.

Investing activities. Net cash used in investing activities for the year ended December 31, 2009 was $1,373,000, as compared to $1,713,000 net cash used in investing activities in 2008. The decrease in net cash used in investing activities was mainly a result of an appreciation of U.S Dollar to Polish złoty by 23%. As denominated in Polish złoty net cash used investing activities remained stable.

Financing activities. Net cash used in financing activities for the year ended December 31, 2009 was $1,117,000, as compared to $8,841,000 net cash provided by financing activities in 2008. The decrease of net cash provided by financing activities was mainly attributable to the payment of long term debt and lack of any equity financing in the year 2009. In the year 2008 there were payments of long term debt that decreased net proceeds from common stock issue amounting to $11,225,000 that took place on May 30, 2008.

Repayments of Debt. Repayments of debt in the year ended December 31, 2009 amounted to $1,001,000, compared to repayments of $2,235,000 made in the year ended December 31, 2008. Part of our long term debt is denominated in PLN. As a result, variances in our net borrowings repayment tend to be driven by changes in foreign exchange rate fluctuations.

The following table outlines our current long-term schedule of repayments as of December 31, 2009:

	Year Ending	Year Ending	Year Ending	Year Ending
	December 31,	December 31,	December 31,	December 31,
	2010	2011	2012	2013	Total
Secured Notes due 2013, net of unamortized discount, in USD (BGŻ) with interest at LIBOR+2.5% p.a.	$372,000	$756,000	$1,044,000	$1,612,451	$3,784,451

The agreements underlying these Secured Notes are Credit Agreements dated October 3, 2000 and October 6, 2000, as amended by the Restructuring Agreement, August 19, 2005, and assumed pursuant to the Assumption Agreement, dated May 15, 2007, which are more fully discussed below in the section entitled "Loan Facilities."

Secured Notes due 2012, net of unamortized discount, in USD (Meritum) with interest at LIBOR+3.0% p.a.	63,209	69,509	207,911	0.00	340,629
The agreement underlying these Secured Notes is a Credit Agreement dated November 1, 2000, as amended, which is more fully discussed below in the section entitled "Loan Facilities."
Secured Notes due 2012, net of unamortized discount, in USD (Meritum) with interest at LIBOR+2.6% p.a.	15,510	17,055	51,014	0.00	83,579
The agreement underlying these Secured Notes is a Credit Agreement dated December 30, 1997, as amended, which is more fully discussed below in the section entitled "Loan Facilities."
Secured Notes due 2013, net of unamortized discount, in PLN (BGŻ) with interest at WIBOR+1.5% p.a.	130,512	147,353	164,193	282,463	724,521

The agreement underlying these Secured Notes is a Credit Agreement dated February 28, 2000 as amended by the Restructuring Agreement, August 19, 2005, and assumed pursuant to the Assumption Agreement, dated May 15, 2007, which is more fully discussed below in the section entitled "Loan Facilities."

Secured Notes due 2012, net of unamortized discount, in PLN (Meritum) with interest at WIBOR+3.0% p.a.	175,926	193,456	578,648	0.00	948,030
The agreement underlying these Secured Notes is a Credit Agreement dated April 12, 1998, as amended, which is more fully discussed below in the section entitled "Loan Facilities."
Secured Notes due 2010, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.	517,840	310,404	0.00	0.00	828,244

The agreement underlying the Secured Notes is a Credit Agreement dated March 1, 2000, as amended by a Restructuring Agreement, dated February 2, 2007, and assumed pursuant to the Assumption Agreement, dated February 8, 2007, which is more fully discussed below in the section entitled "Loan Facilities."

Total	$1,274,997	$1,493,776	$2,045,767	$1,894,914	$6,709,455
The above schedule does not include current or future period interest. Accrued interest as of December 31, 2009 amounts to $55,766 and is included on the balance sheet as part of long-term debt.

Loan Facilities

The following table illustrates our credit facilities and the outstanding loan balances as of December 31, 2009
Lender	ING Bank Śląski S.A.	Bank Gospodarki Żywnościowej S.A.	Bank Gospodarki Żywnościowej S.A.	Bank Współpracy Europejskiej S.A.	Bank Współpracy Europejskiej S.A.	Bank Współpracy Europejskiej S.A.
Governing Agreement	Credit Agreement, dated March 1, 2000, as amended by a Restructuring Agreement, dated February 2, 2007, and assumed pursuant to the Assumption Agreement, dated February 8, 2007.	Credit Agreements, dated October 3, 2000 and October 6, 2000, as amended by the Restructuring Agreement, August 19, 2005, and assumed pursuant to the Assumption Agreement, dated May 15, 2007.	Credit Agreement dated February 28, 2000 as amended by the Restructuring Agreement, August 19, 2005, and assumed pursuant to the Assumption Agreement, dated May 15, 2007.	Credit Agreement, dated December 30, 1997, as amended	Credit Agreement, dated April 12, 1998, as amended	Credit Agreement, dated November 1, 2000, as amended
Maturity Date	The loan is payable in monthly installments and matures on December 29, 2011.	The loan is payable in monthly installments and matures on December 31, 2013.	The loan is payable in monthly installments and matures on December 31, 2013.	The loan is payable in monthly installments and matures on January 21, 2012.	The loan is payable in monthly installments and matures on January 21, 2012.	The loan is payable in monthly installments and matures on January 21, 2012.
Interest Rate	1 month WIBOR+2%	3 month LIBOR+2.5%	3 month WIBOR+1.5%	1 month LIBOR+2.6%	1 month LIBOR+3%	1 month LIBOR+3%
Covenants and Restrictions	• The Company must maintain an account with the Lender, and cash flows on such account must be in proportion to the percentage of the bank's financing of the Company;	•The Company must maintain an account with the Lender, and cash flows on such account may not be lower than the bank's financing of the Company;	•The Company must maintain an account with the Lender, and cash flows on such account should be not lower than the bank's financing of the Company;	•Bank consent required for new encumbrances, which will exceed the amount of encumbrances existing as of the date of the agreement.	•Bank consent required for new encumbrances, which will exceed the amount of encumbrances existing as of the date of the agreement.	•The Company must maintain an account with the Lender, and cash flows on such account shall equal at least 15% of current revenues.
	•Bank consent is required when the investments exceed PLN 200,000 (approximately $84,388);	•Bank consent is required for sale or encumbrance of any assets which constitute collateral under the Credit Agreement;	• Bank consent is required for sale or encumbrance of any assets which constitute collateral under the Credit Agreement;
	•No guarantee shall be made nor any liability incurred without prior consent of the bank;	•Bank consent required for any change to the legal form in which the Company runs its business;	•Valuation of collateral provided to be made on Company's cost from time to time as required by the Bank;

	•The Company may not take up any loan or credit without the consent of the bank;	•Accession to debt of AC Market Sp. z o.o. and Sunset Textile Ewelina-Ligocka Kranik and satisfaction of payment obligations arising there under.	•Accession to debt of AC Market Sp. z o.o. and Sunset Textile Ewelina- Ligocka Kranik and satisfaction of payment obligations arising there under
	•The entire profit should be added to the company's own capital;		.
•Renewal of the insurance policies of the assets serving as collateral;
•Bank consent is required for any further encumbrances of the assets of the Company;
•The Company shall assure the equal ranking (pari passu) of the bank's claims and the claims of its other creditors.
Principal Amount of Loan	5,387,201 PLN (approximately 1,697,665USD)	4,714,555 USD	3,045,046 PLN (approximately 959,583 USD)	136,138 USD	4,403,955 PLN (approximately 1,387,816 USD)	554,863 USD
Principal Amount Outstanding	2,280,743 PLN (approximately 800,177 USD)	3,132,350 USD	1,761,376 PLN (approximately 617,962 USD)	87,157 USD	2,820,251 PLN (approximately 989,458 USD	355,531 USD
Accrued Interest Outstanding , including:	10,740 PLN (approximately 3,768 USD)	625,804 USD	345,647 PLN (approximately 121,267 USD)	1,438 USD	69,643 PLN (approximately 24,434 USD)	5,875 USD
Current period accrued interest	3,768 USD	14,431 USD	16,590 PLN (approximately 5,820 USD)	1,438 USD	24,434 USD	5,875 USD
Accrued interest for the period 2005 – 2007 to be paid in 2013	-	611,373 USD	329,057 PLN (approximately 115,447 USD)	-	-	-
Total Outstanding	2,291,483 PLN (approximately 803,944.51 USD)	3,758,155 USD	2,107,023 PLN (approximately 739,228.67USD)	88,595 USD	2,889,894 PLN (approximately 1,013,891.30 USD)	361,406 USD
Interest Suspended*	902,136 USD	503,653 USD	1,719,798 USD	-	12,186 USD	42,599 USD

* Interest suspended will be forgiven, if the loan is paid in full on the maturity date.

The above covenant descriptions are almost verbatim from the respective credit agreement provisions, which are governed by Polish law. It is customary under Polish law to have more summary covenants than would be found in a more detailed American credit agreement covenant.

Also, these types of covenants are customary under Polish banking practice and their import is relatively well understood. We note that each of the accounts referred to in our disclosure is a bank account that we maintain with the lender and each such account must comply with the requirements of satisfactory cash flows.

We believe that we are in material compliance with the terms of all of the credit facilities described above.

Principal Factors Affecting Our Liquidity

We currently expect to generate a positive net cash flow in the fiscal 2010. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, or working capital requirements, could occur, which could cause our cash flow to vary significantly from this estimate.

Liquidity

Our current ratio was 0.50 as at December 31, 2009 and 0.76 as at December 31, 2008. This significant decrease of the current ratio is a result of: (i) significant financial loss for the year 2009; (ii) increase in current liabilities by $4,175,000; (iii) decrease in current assets by $1,838,000. On March 26, 2010 Sunset Suits S.A. sold Fashion Service Sp. z o. o. to XCRITO Ltd. (an unrelated third party). As the result of the transaction the group will divest current assets amounting to approximately $3,690,000 and current liabilities amounting to approximately $9,808,000. This means that the Company would improve its working capital by $6,118,000. Should the Company divest current assets and current liabilities of Fashion Service Sp. z o. o., our current ratio as of December 31, 2009 would have amounted to 0.63.

The sources of liquidity related with sale of Fashion Service Sp. z o. o. will be cash from purchase consideration, decrease in fixed cash outflows for production maintenance, payroll and other.

Working Capital

Our negative working capital amounted to $9,538,000 and $3,525,000 as of December 31, 2009 and December 31, 2008, respectively. Decrease in working capital is a result of deterioration of our liquidity, which was mainly a result of worse net sales achieved in the fourth quarter of 2009. On March 26, 2010 Sunset Suits S.A. sold Fashion Service Sp. z o. o. to XCRITO Ltd. As the result of the transaction the group will divest current assets amounting to approximately $3,690,000 and current liabilities amounting to approximately $9,808,000. This means that the Company would improve its working capital by $6,118,000. Should the Company divest current assets and current liabilities of Fashion Service Sp. z o. o., our negative working capital as of December 31, 2009 would have amounted to $3,420,000.

The negative working capital is regarded as a serious going concern threat. On June 10, 2009 the Polish social security administration accepted our application for a settlement according to which overdue social insurance tax payable is due in the years 2009 – 2016. This has decreased current liabilities by approximately $6,500,000 as measured at December 31, 2009, and would have decreased current liabilities by $6,500,000 as measured at December 31, 2008 compared to what it would be otherwise.

On November 4, 2009, the Polish tax authorities issued a decision with respect to the deferment of delinquent tax obligations of Sunset Suits amounting to $1,179,000. According to a decision Sunset Suits is obliged to pay delinquent tax obligations up to November 2010 with bullet payment amounting to $999,000 on November 2, 2010.

On November 9, 2009 the Polish tax authorities issued a decision with respect to the deferment of delinquent tax obligations of Fashion Service amounting to $1,307,000. According to this decision, Fashion Service is obliged to pay delinquent tax obligations up to November 2010 with a balloon payment amounting to $1,163,000 on November 15, 2010.

Troubled Debt

We plan to re-pay approximately $6,735,000 of long term notes in the years 2010 – 2013. We expect to be able to generate sufficient cash flow in the future to be able to pay these notes but we might not be able to achieve this. See the discussion above in the Overview section of Management's Discussion and Analysis for a more detailed discussion of the basis of this estimate including its assumptions and limitations. As of December 31, 2009, based on exchange rates in effect at that time, the principal payments due in future years total $1,274,997 in 2010, $1,493,776 in 2011, $2,045,766 in 2012, $1,920,390 in 2013.

Management took actions to mitigate negative effect of the world's financial crisis on realization of our key strategies which would make our plans to re-pay our debts unachievable. In order to safeguard our short and medium term liquidity, management applied for two long term loans amounting to $5,000,000 approximately. The objectives of the loan application are:

  Consolidation and restructuring of our current long term debt;

  Improvement of our future import supplies credit terms; and

  Improvement of our current liquidity ratios by applying for bank guarantees that would release our paid in deposits to our outlet landlords.

We are in the preliminary stages of our applications for these two loans so there is a significant possibility that we will not be successful in our application. As discussed above under “Liquidity and Capital Resources”, we have been able to negotiate an extension of its obligation to pay $3,665,549 of certain tax liabilities on March 10, 2010 to later in 2010, principally in November.

Capital Expenditures

Our capital expenditures paid in cash for the year ended December 31, 2009 were $1,373,000, compared with $1,713,000 for the year ended December 31, 2008. This slight decrease was the result of the average value of the PLN being about 23% lower in 2009 than in 2008. As denominated in PLN, cash paid for capital expenditures increased by approximately 4%. This increase was primarily due to rearrangement of the new retail stores openings as a result of delays opening of new commercial space by developers.

Foreign Currency Exposure

Financial statement translation exposure

We use PLN as our functional currency. Transactions in currencies during the year in other than PLN are translated into PLN at the exchange rates as of the specific transaction dates. Monetary assets and liabilities denominated in currencies other than PLN as of the date of our balance sheet are translated into PLN at the exchange rates prevailing as of such date. All transaction differences are recorded in the income statement.

Our consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with ASC 830(formerly SFAS No. 52, “Foreign Currency Translation.”) Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as separate components of stockholders’ equity. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

The translation of PLN into USD has been made as follows:

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

December 31, 2008
Balance sheet	PLN 2.9618 to US$1.00
Statement of income and comprehensive income	PLN 2.4092 to US$1.00

Operating exposure

Most of our transactions of were settled in PLN. Our financial results are susceptible to foreign currency exposure risk. As described in Note 14 to our consolidated financial statements included in this report, part of our long term debt is denominated in U.S. dollars. Therefore, our financial results are exposed to the U.S. dollar to PLN foreign exchange rate fluctuations.

Our operating results are also vulnerable to foreign currency exposure risk. As described in Note 16 to our consolidated financial statements included in this report, the majority of rental agreements for retail and factory outlet stores space are denominated in foreign currencies. Therefore our operating results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro to the PLN.

Obligations Under Material Contracts

Below is a brief summary of the payment obligations under material contracts to which we are a party other than our credit facilities, which are described in the table above.

Material Contracts

On August 1, 2008, our subsidiary Sunset Suits, entered into a services agreement, with Ernst & Young Advisory Sp. z o. o., or Ernst & Young. Under this agreement Ernst & Young acts as the advisor in the process of redesign and implementation of Sunset Suits Holdings Inc., Sunset Suits and Fashion Service internal control procedures, in order comply with Section 404 of Sarbanes Oxley Act of 2002. The contract fee is based upon total working hours. Management estimates that the overall budget for this arrangement will not exceed $150,000. The significant part of the work will be performed in 2010.

On December 24, 2007, Sunset Suits entered into a Cooperative Services Agreement, or CSA, with Halter Financial Group L.P., or HFG, which was amended on January 24, 2008. Under the CSA, HFG agreed to provide Sunset Suits S.A. with financial advisory and consulting services in implementing a restructuring plan, advising Sunset Suits on matters related to a capital raising transaction and facilitating Sunset Suits' going public transaction. In consideration for these services, HFG was paid a fee of $555,000 upon the closing of the going public transaction. This fee is included in our Consolidated Statement of Stockholder's Equity as a reduction of the proceeds from the issuance of securities in our May 2008 private placement. Former shell Company’s former sole director and officer, Timothy P. Halter, is the Chairman of HFG.

Troubled Debt Restructuring

Defaults of certain long term debts by our affiliates in the past resulted in settlements where part of the interest was suspended. If such bank settlements are breached, the interest may be claimed by financial institutions. Total suspended interest amounted to $3.2 million as of December 31, 2009.

Operating Leases

In the normal course of business, we rent retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the original term of the lease. Certain agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or increases to the base rental rate upon the outlet turnover or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of December 31, 2009 the term of our rental agreements ranged from 3 months up to 10 years. As of December 31, 2009, we had a future minimum lease payments amounting to $18,628,000.

Tax and Social Security Payment Obligations

The predecessor of Fashion Service, Men's Fashion, failed to make all required payments to the Polish tax authorities during the period from 2004 through 2007, and to the Polish social security administration during the period from 2002 through 2007. As a result of our acquisition of all or substantially all of the assets of Men's Fashion, our subsidiary, Fashion Service, became jointly and severally liable with our Chief Executive Officer and President, Mirosław Kranik, for a portion of these delinquent payments.

A February 13, 2008, decision by Polish tax authorities required that payments in the total amount of PLN 13,284,628 (approximately $4,042,919) be made in monthly installments of PLN 50,000 (approximately $15,217), with the final payment of PLN 12,044,628 (approximately $3,665,549) due on March 10, 2010. Before the due date of the final payment, Men's Fashion and Fashion Service applied to the Polish tax authorities for dividing this final payment into further installments. Polish tax authorities may allow the deferment of this final payment into further installments, taking into account whether Fashion Service has made timely payment of the monthly installments under the February 13, 2008 decision and of current tax obligations. The Company is actively monitoring the payment of these tax obligations, and to our knowledge, Fashion Service is currently in compliance. On November 4 and 9, 2009, as disclosed more fully below, the tax authorities extended the March 10, 2010 payment obligations to dates later in 2010, primarily in November.

The past due social security obligations of Men's Fashion, as of November 30, 2007, amounted to a total of PLN 33,399,627.85 (approximately $10,164,530). As of as of November 30, 2007, all tax and social security obligations of Men's Fashion had been transferred to Fashion Service.

On May 12, 2008, the social security authority issued a formal decision confirming the joint and several responsibility of Men's Fashion and Fashion Service for outstanding social security obligations of PLN 24,268,853.21 (approximately $7,385,755). In the decision, the social security authority determined that Fashion Service is not jointly and severally liable for the remaining PLN 9,224,184.35 (approximately $3,749,480) portion of the outstanding social security obligations. This liability has been reclassified in the consolidated balance sheet as of September 30, 2008 from social security liability to Mr. Kranik related party. As of the date of this report this liability has been already settled between parties.

As of May 31, 2008, the total amount of these past due payments amounted to of PLN 26,139,581.55 (approximately $7,955,075). This amount represents the social security liability immediately following our May 21, 2008, private placement transaction and the first payment to the social security administration on June 5, 2008.

On June 5, 2008, the amount of PLN 8,439,205.86 (approximately $3,879,202.883) was paid to the social security authority for the past due social security obligations out of the proceeds of a private placement that closed on May 21, 2008. Formal applications for the deferment of the remaining payment were filed by Mirosław Kranik and Fashion Service with the social security authority on June 6, 2008.

Additionally, on June 5, 2008, the amount of PLN 2,986,708.75 (approximately $1,372,883.82) was paid to the social security authority for the past due social security obligations on behalf of Mr. Kranik’s sole liability out of the proceeds of a private placement that closed on May 30, 2008. The remaining payable to Mr. Kranik for the social security liabilities was PLN 6,237,475.60. During the remainder of 2008 additional payments totaling PLN 1,364,996.78 (approximately $532,100.25) were made to reduce the payable to Mr. Kranik to PLN 4,872,478.82 as of December 31, 2008 which was shown at the USD equivalent of $1,645 thousand. There were further payments to Mr. Kranik related to his sole liability to social security. As the result, as of the date of this report, the liability has been fully settled between the parties. The net payments of PLN 4,872,478.82 during the first half of 2009 were equivalent to approximately $1,453,126.

On June 10, 2009, Men's Fashion and Fashion Service entered in a deferment agreement with the social security authority with respect to the deferment of all delinquent social security obligations.

Under the deferral agreement, delinquent social security obligations in the amount of PLN 12,295,244 (approximately $3,874,592) for which Men's Fashion and Fashion Service were deemed jointly and severally liable under the March 24, 2008 decision, were divided into 84 installments due in the years 2009 through 2016. A deferral fee of PLN 3,725,144 (approximately $1,173,902), representing interest to be charged for the deferment subsequent to the June 10, 2009 settlement, and interest of PLN 5,377,500 (approximately $1,694,608), representing interest on the late payments through June 10, 2009, was added respectively to the installments. The installments increase gradually from PLN 15,797 (approximately $4.978) in 2009 through PLN 519,972 (approximately $163,858) in 2016, except for the last payment, which amounts to PLN 2,688,070 (approximately $847,090). The “deferment fee” is being recorded as interest expense prospectively from June 10, 2009 on the interest method. The amounts labeled by the social security authority as interest has been recorded as interest expense through June 10, 2009.

As a result of the June 10, 2009 deferral agreement for which Men's Fashion and Fashion Service were deemed jointly and severally liable, the social security authority imposed an obligation on Fashion Service to pay past due interest (which is entirely discretionary on the part of the social security authority) amounting to PLN 5,377,500 (approximately $1,694,608) as discussed in the previous paragraph. As of the issuance of the June 30, 2009 financial statements management's best estimate of interest to be paid was PLN 3,700,443 (approximately $1,166,118). Management seriously considered an appeal from the deferment agreement in order to decrease overall interest due liability. Finally, in September 2009, after consultation with its solicitors, Fashion Service renounced from submitting an appeal and agreed to the final social security interest due liability. Consequently the Company had to increase its estimate of interest to be paid by PLN 1,677,057 ($528,000 approximately).

Additionally, the June 10, 2009 decision of the social security authority holds Men's Fashion and Fashion Service jointly and severally liable for enforcement procedure costs in the amount of PLN 39,712.30 (approximately $12,515), payable in 12 installments due in 2009 through 2010.

During the lengthy process of obtaining the deferment agreement, Fashion Service's management and the social security authority were not able to come to an agreement on how to treat the amount paid on June 5, 2008, and subsequent amounts paid, in particular whether these payments should be allocated to reduce the delinquent obligations, if agreement on deferment was reached, or as a pre-payment of future social security obligations. In connection with the deferment agreement, Fashion Service and the social security authority agreed to a final allocation of all amounts paid from 2008 through the date of the decision. In this final allocation, it was determined that Fashion Service was delinquent with respect to some current payments in 2008 and 2009. Thus, on June 10, 2009, Fashion Service independently entered into two additional separate agreements with the social security authority with respect to deferment of these current delinquent social security obligations.

Pursuant to these additional two agreements, delinquent social security obligations in the amount of PLN 809,454 (approximately $255,083), including deferment charges and interest, were divided into 84 installments due over the period of 2009 through 2016. Deferment fees (representing interest for future periods) of PLN 153,328 (approximately $48,318) and interest (representing past due interest) of PLN 35,200 (approximately $11,092) were added respectively to the installments. The installments rise gradually from PLN 10,215 (approximately $3,219) in 2009 to PLN 11,075 (approximately $3,490) in 2016, except for the last payment which amounts to PLN 9,937 (approximately $3,131).

The following table shows the amounts we intend to pay by period to satisfy our obligations pursuant to the deferment agreements described above as of December 31, 2009:

	2010	2011	2012	2013	2014	2015	2016	Total
Social security premium	$98,265	$209,798	$309,933	$560,422	$971,224	$1,242,206	$1,160,574	$4,552,423
Interest due	50,292	121,897	180,455	305,625	516,207	434,678	267,475	1,876,629
Deferment fee	7,180	26,728	55,246	132,586	276,827	419,035	441,590	1,359,194
Enforcement procedures costs	6,966	0	0	0	0	0	0	6,966
Total	$162,703	$358,424	$545,634	$998,634	$1,764,258	$2,095,920	$1,869,639	$7,795,213

The above schedule includes only overdue social security tax payable of our subsidiary – Fashion Service. The total social security reconciliation with our financial statements as of December 31, 2009 is as follows:

Total Fashion Service social security tax payable according to the schedule:	$7,795
Less deferment fee relating to the future periods:	1,359
Fashion Service overdue social security tax payable obligation:	6,435
Fashion Service current period social security tax payable:	186
Total Fashion Service social security tax payable obligation:	6,621
Sunset Suits S.A. social security tax payable:	1,479
Bohemia, Sunset Suits Vilnius, Sunset Riga, OU Posnania social security tax payable:	176
Total Sunset Suits Group social security tax payable as per consolidated financial statements:	$1,655

The Company has classified all amounts of the delinquent tax and social security obligations assumed by Fashion Service, as deferred pursuant to the decision by the Polish tax authorities and the deferment agreements with the Polish social security authority, as liabilities in the Company's financial statements contained in this report, regardless of their recognition by the social security authority as joint and several. Moreover, despite the recognition by the social security authority of certain of the delinquent social security liabilities as being obligations solely of Men's Fashion, Men's Fashion is, under Polish commercial law, entitled to reimbursement from Fashion Service for any amounts paid to the social security authority under these obligations. Consequently, the financial statements contained in this report depict the full amount of these obligations as being those of Sunset Suits Holdings, Inc. and subsidiaries for all periods presented, regardless of their recognition by the social security authority as solely the obligation of Men's Fashion.

On November 4, 2009, the tax authority issued two decisions regarding the deferment of the past due tax payments of Sunset Suits.

Pursuant to the first tax decision of November 4, 2009, the past due tax payments were divided into installments as follows:

  Withholdings for personal income tax payments for the period October 2008 – December 2008, in the total principle amount of PLN 273,843 (approximately $94,913), together with interest for delayed payments of PLN 6,486 (approximately $2,248) calculated as of March 3, 2009, were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to approximately PLN 8,000 (approximately $2,772) each for the first eleven payments, and a final balloon payment of approximately PLN 213,140 (approximately $73,873); and

  Value added tax payments for December 2008, January 2009, May 2009, and June 2009, in the total principle amount of PLN 1,345,721 (approximately $466,422), together with interest for delayed payments of PLN 7,766 (approximately $2,691) calculated as of March 3, 2009, were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to approximately PLN 32,000 (approximately $11,091) each for the first eleven payments, and a final balloon payment of approximately PLN 1,099,000 (approximately $380,909).

The amounts indicated above include an aggregate deferment fee of PLN 118,298 (approximately $41,001).

Pursuant to the second tax decision of November 4, 2009, the past due corporate income tax payments of Sunset Suits for the year 2008 in the total principle amount of PLN 1,708,703 (approximately $592,230), together with interest for delayed payments of PLN 59,838 (including interest for delayed payments of PLN 58,855) (approximately $20,398), were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to approximately PLN 10,000 (approximately $3,465) each for the first eleven payments, and a final balloon payment of approximately PLN 1,791,559 (approximately $620,947). The amounts indicated above include an aggregate deferment fee of PLN 133,018 (approximately $46,103).

On November 9, 2009, the tax authority issued three decisions regarding the deferment of the past due tax payments of Fashion Service.

Under the first decision of November 9, 2009, the past due corporate income tax payments of Fashion Service for the year 2008 in the total principle amount of PLN 1,622,177 (approximately $562,240), together with interest for delayed payments of PLN 933 (approximately $323), were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to PLN 17,500 (approximately $6,065) each for the first eleven payments, and a final balloon payment of PLN 1,557,553 (approximately $539,842). The amounts indicated above include an aggregate deferment fee of PLN 126,943 (approximately $43,998).

Under the second tax decision of November 9, 2009, the past due withholdings from personal income tax payments of Fashion Service for the period from June 2008 through December 2008 in the total principle amount of PLN 605,024 (approximately $209,699), together with interest for delayed payments of PLN 33,030 (approximately $11,448), were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to PLN 6,500 (approximately $2,253) each for the first eleven payments, and a final balloon payment of approximately PLN 614,000 (approximately $212,810). The amounts indicated above include a deferment fee of PLN 47,494.00 (approximately $16,461).

Under the third tax decision of November 9, 2009, the past due value added tax payments for December 2008, July 2009, and August 2009, in the total principle amount of PLN 1,493,688 (approximately $517,706), together with interest for delayed payments of PLN 16,446 (approximately $5,700), were divided into 12 installments with payment dates from December 2009 through November 2010. The installments amount to PLN 16,000 (approximately $5,545) each for the first eleven payments, with a final balloon payment of PLN 1,436,333 (approximately $497,828).

As of December 31, 2009 in the balance sheet there is 3,066,103 PLN ($1,076,000) of social security and other tax liability which relate to Fashion Service Sp. z o.o.

Market Risk — interest and exchange rate sensitivity

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are variable. Therefore, a change in rates would have an effect on our interest expense. Note 14, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our variable rate long-term debt. Given our balance of long-term debt and the current interest rates on bank deposits, the effect of an even insignificant change in long-term interest rates on our interest cost would be material.

Cash and cash equivalents held by us are affected by short-term interest rates. Therefore, a change in short-term interest rates would have an impact on our interest income. Given our balance of cash and cash equivalents and the current interest rates on bank deposits, the effect of a change in short-term interest rates on our interest income would not be material.

Principally all of our revenue and expenses, except for retail space rentals, are currently denominated in PLN. Translation to U.S. dollars exposes us to fluctuations in foreign currency exchange rates, the rate of exchange of the United States dollar against PLN.

Approximately 75% of our lease agreements require us to pay in Euro based on the exchange rate as of the day of payment, as is common in Polish agreements for rentals of retail outlets.

Moreover, certain of our long-term debts are denominated in United States dollars as presented in the Note 14, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report. Thus, we are primary exposed to the exchange rate changes during and up to the day of the long-term debts payments, as well as we are exposed to the exchange rate changes at the balance sheet date. During times of a strengthening U. S. dollar, our result on transaction in foreign currency will be negatively impacted, and during times of a weakening U. S. dollar, our result on transaction in foreign currency will be favorably impacted.

Our foreign wholesale operations are denominated in PLN. Therefore we are not directly exposed to the change of foreign exchange rates of other currencies to PLN. An increase in PLN could make our products less competitive to foreign buyers while a decrease in PLN could make us more competitive.

Seasonality

Like most other retail businesses, our business is seasonal. The best sales month is December, in which our total non-discounted sales increase. The last quarter of the year is the best sales period when customers purchase coats, occasional suits and business suits from an autumn-winter collection. We also typically experience increased sales during the Spring (March, April). During this period consumers typically purchase menswear for various special occasions including weddings, first communion and other special events. During these periods of increased sales, products are also sold without price reductions.

We reduce our prices during the Summer and Fall to encourage sales. As a result, our margins are reduced during these seasons. In order to make up for these reduced margins, we will often create special collections that we sell at higher prices during the Summer and Fall.

Concentration Risk

We have no significant concentration risk regarding our revenues. Over 95% of total revenues are generated through retail sales to individual customers.

We have no significant concentration risk regarding suppliers and accounts payable. We operate with several suppliers who do not have a significant bargaining power on our operations.

Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our apparel do not increase with these increased costs.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Accounts Receivable

Accounts receivable are reported at amounts management expects to be collected, net of trade discounts and an allowance for estimated sales returns.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. None of Sunset Suits Holding, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania have any off-balance-sheet credit exposure to any of their customers.

Inventories and Cost of Sales

Inventories are valued at the lower of cost or market. The Group reduces the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect the inventory’s net realizable value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and import fees.

Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight and internally transferred merchandise freight. The Group's cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while the Group includes these costs in selling, general and administrative expenses.

Property, Plant, Equipment and Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements recorded at the inception of a lease are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter; for improvements made during the lease term, the amortization period is the shorter of the useful life or the remaining lease term (including any renewal periods that are deemed to be reasonably assured). Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

The exact historical cost of buildings, machinery and equipment and leasehold improvements acquired prior to 2006, substantially all of which (except leasehold improvements, that were acquired in the 2000s) were acquired in the mid to late 1990s, could not be reasonably determined due to a lack of accounting documentation. For buildings and machinery and equipment groups of tangible fixed assets, all of which were acquired in the mid to late 1990s, the historical cost was estimated using, as a starting point, an engineer’s estimate of the historical cost of past investment. Management is of the opinion that this valuation is the reasonable estimation of historical cost for these groups of tangible fixed assets. For leasehold improvements, all of which were acquired in the 2000s, historical cost was recreated by identifying all bills and invoices related to retail outlets fittings, even if, they were not properly recorded in the accounting system in the past.

Operating Leases

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Rent expense on our buildings and retail stores is classified as an SG&A expense and, for certain stores, includes contingent rents that are based on a percentage of retail sales over stated levels. Landlord allowances are amortized by the straight-line method over the original term of the lease as a reduction of rent expense.

Foreign Currency Translation

The Group uses the Polish zloty (PLN) as its functional currency. Transactions in currencies during the year in other than PLN are translated into PLN at the exchange rates as of the specific transaction dates. Monetary assets and liabilities denominated in currencies other than PLN as of the date of the balance sheet are translated into PLN at the exchange rates prevailing as of such date. All transaction differences are recorded in the income statement.

The Group’s consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with SFAS No. 52, “Foreign Currency Translation” (now ASC 830-10). Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity in accumulated other comprehensive income. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

Income Taxes

The Group uses the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated corporate income taxes payable or refundable on the tax returns for the current year. The taxes are paid in the country where an entity operates. Tax liability estimation is made separately for each entity using a tax charge applicable for the country the entity operates. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that they will not be realized.

Impairment of Long-lived Assets and Indefinite-lived Intangible Assets

The Group evaluates the property and equipment and other long-lived assets for impairment based on our classification as i) held for sale or ii) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. We review assets to be held and used for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows is below the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. The indefinite-lived intangible assets consist of a trademark, which is tested for impairment using the relief-from-royalty method.

Use of estimates

The preparation of the Group’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations, taxes and contingencies. These estimates may be adjusted as more information becomes available, and any adjustment could be significant.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP”) 107-1 which amended SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The adoption of FSP 107-1 did not have a material impact on the Group’s consolidated financial statements or results of operations.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Group’s consolidated financial statements or results of operations.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined there will be no impact of adoption on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers and key employees as of the date of this report:

NAME	AGE	POSITION
Mirosław Kranik	55	Director, President, Chief Executive Officer and Acting Chief Financial Officer
Eugeniusz Roszak	41	Treasurer and Secretary and Finance Director of Sunset Suits
Donald Chodak	49	Chairman of the Board of Directors
Tomasz Pawlik	46	Production Director of Fashion Service

MIROSŁAW KRANIK. Mr. Kranik has been our director and our Chief Executive Officer and President since May 21, 2008, and has served as Acting Chief Financial officer since March 21, 2009. Mr. Kranik is the founder of our predecessor company, Men's Fashion (a sole proprietorship), which commenced operations in 1987..

EUGENIUSZ ROSZAK. Mr. Roszak became our Treasurer and Secretary on March 21, 2009. Mr. Roszak has also served as the Finance Director of Sunset Suits S.A. since September 1, 2008. Prior to joining Sunset Suits S.A. from May 2005, Mr. Roszak has served as the Chairman of the Board of Polskie Drewno Sp. z o.o., a Polish company in the wood products sector. From August 2006 to June 2008, Mr. Roszak served as Chairman of the Board and Chief Accounting Officer for Luna Arts Sp. z o.o., a Polish company also in the wood products sector. From June 2003 to December 2004, Mr. Roszak served as the Chief Accountant of Forests and Wood Products Sp. z o.o. Since June 2001, Mr. Roszak has worked as an independent consultant providing financial advisory services to various Polish companies, and from March 2003 to December 2007 served as a judicial expert on financial and accounting matters for the district courts in Warsaw and Poznan. Previously, Mr. Roszak served as the Director of Finance for Kreisel Technika Budowlana Ltd. and BMT Leasing SA.

DONALD CHODAK. Mr. Chodak became the Chairman of our Board of Directors on May 21, 2008. From May 2002 until present, Mr. Chodak has acted as a business and management consultant to various enterprises, including Detecon International GmbH, Ernst & Young Poland, and Andersen Business Consulting Poland. From 1997 until May 2002, Mr. Chodak was the Chief Financial Officer of Telekomunikacja Polska S.A., a telecommunications company, which was listed on the Warsaw Stock Exchange and London Stock Exchange.

TOMASZ PAWLIK. Mr. Pawlik became the Production Director of Fashion Service in December 2007. During the period from 1987 through November 2007, he was the Production Director of our predecessor, Men's Fashion (a sole proprietorship).

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are family relationships among our directors or officers. Bartosz Kranik, a member of the Supervisory Board (board of directors equivalent) of Sunset Suits, is the son of Mirosław Kranik.

Involvement in Certain Legal Proceedings

On July 30, 2005, Mirosław Kranik was fined by the V Municipal Division of the Regional Court in Poznań, Poland for failure to pay personal income tax on time. Pursuant to the final decision of the court on August 25, 2005, Mr. Kranik received a fine of PLN 5,000 (approximately $1,500 at the then applicable exchange rate). Mr. Kranik has paid this fine.

To the best of our knowledge, except as set forth above, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

We have not adopted a code ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Mirosław Kranik,	2009	99,737					99.737
Chief Executive Officer (1)	2008	137,435	-	-	-	-	137,435
Eugeniusz Roszak,
Treasurer and Secretary and Finance	2009	5,604	-	-	-	-	5,604
Director of Sunset Suits S.A.	2008	11,727	-	-	-	-	11,727
Tomasz Pawlik,
Production Director of Fashion Service	2009	112,059	-	-	-	-	112,059
Sp. z o. o.	2008	95,551	-	-	-	-	95,551

(1)	On May 21, 2008, we acquired Sunset Suits in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Kranik was elected as our Chief Executive Officer and President and as a director of our Company effective immediately.

Employment Agreements

Fashion Service has entered into an employment agreement with Mirosław Kranik, the President of the Management Board (executive officer equivalent) of Fashion Service. The contract is for an indefinite period of time, but in accordance with Polish law, may be terminated upon three months' notice by either Sunsets Suits or Mr. Kranik. Mr. Kranik receives a base salary of $12,489 per month. Mr. Kranik is entitled to receive a bonus in accordance with the Fashion Service's bonus policies.

Sunset Suits has entered into an employment contract with Eugeniusz Roszak, the Financial Director of Sunset Suits. The contract is for an indefinite period of time, but may be terminated upon three months' notice by either Sunset Suits or Mr. Roszak. Mr. Roszak receives a base salary of 3,930 PLN per month (approximately, $1,196 per month).

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our executive officers at year end. No equity awards were made during the year ended December 31, 2009.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder is c/o Sunset Suits S.A. ul. Starołęcka 18, 61-361 Poznań, Poland

			Amount & Nature
Name & Address of			of Beneficial	Percent of
Beneficial Owner	Office, if Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Mirosław Kranik	Director, President,	Common Stock,	4,495,161	35.96%
	CEO and Acting CFO	$0.001 par value
Donald Chodak	Chairman	Common Stock	250,000	2.0%
		$0.001 par value
All officers and directors as a		Common Stock	6,222,940	37.96%
group (2 persons named above)		$0.001 par value
3% Security Holders
Mirosław Kranik		Common Stock	4,495,161	35.96%
		$0.001 par value
Pershing LLC		Common Stock	423,700	3.39%
PO Box 2050		$0.001 par value
Jersey City, NJ 07303
Małgorzata Świętosławska		Common Stock	396,592	3.17%
Długoszyńska 26 D		$0.001 par value
43-605 Jaworzno
Poland
Total Shares Owned by		Common Stock	7,222,940	42.52%
Persons Named above:		$0.001 par value

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock.

(2)	A total of 12,499,645 shares of Common Stock as of March 31, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On August 31, 2008 Sunset Suits S.A., concluded a settlement with Mr. Donald Chodak, the Chairman of our Board of Directors. Under this settlement, Mr. Donald Chodak is compensated for professional services in connection with the negotiation of the Make Good Agreement and the raising of funds for the Company. The fee is contingent upon the successful outcome of Mr. Chodak's undertakings. According to this agreement, Mr. Chodak was entitled to a fee amounting to $360,000 for the year ended December 31, 2008, which was associated with the successful consummation of the private placement in May 2008. Presently, Mr. Chodak is not entitled to any other compensation, unless a new financing is consummated or a make good agreement is successfully negotiated. However, pursuant to the settlement, in 2009, Mr. Donald Chodak received a deposit amounting to $93,000 in connection with future services to be rendered to the Company. If the negotiation process of a make good agreement is successful, Mr. Donald Chodak will be entitled to an additional fee of $210,000 (including the realization of the prepayment).

In 2009, Fashion Service made wholesale sales of merchandise to Sunset Suits Vilnius, OU Posnania, Sunset Riga, and Bohemia, which were historically all owned by Mirosław Kranik, our President and Chief Executive Officer, and Ewelina Ligocka-Kranik prior to the transfer of ownership to us as indicated below. The following table shows the aggregate amount of such sales for each entity for the periods indicated, prior to the transfer of the entities to us.

	Total Purchases for 12 months
	Ended		Date that ownership of
	December 31,	December 31,	Related Party was officially
Related Party	2009	2008	transferred
Bohemia	$1,311,000	$1,477,000	July 9, 2009
Sunset Riga	506,000	435,000	January 22, 2009
Sunset Suits Vilnius	755,000	984,000	August 25, 2009
OU Posnania	150,000	128,000	July 10, 2009
Total	$2,723,000	$3,024,000

Although the above transaction occurred prior to the legal acquisition of the related parties by us the financial statements included in this report are consolidated with the above parties for all periods presented and are treated for financial accounting purposes as if they had always been owned by us.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009		2008
Audit Fees	$112,741		$216,803
Audit-Related Fees	0		0
Tax Fees	0		0
All Other Fees	2,407	(1)	0
TOTAL	$115,148		$216,803

(1) Includes fees related with compilation of an analytical report prepared for Sunset Suits S.A. investors

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by BDO Sp. z. o. o. for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated May 8, 2008, among the Registrant, Sunset Suits S.A. and its shareholders. [incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

3.1	Articles of Incorporation of the Registrant, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

3.2	Amended and Restated Bylaws of the Registrant, adopted June 9, 2008. [incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

4.1	Shareholder Rights Plan by the Registrant, dated June 9, 2008. [incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.1	Form of Securities Purchase Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.2

Make Good Escrow Agreement, dated May 21, 2008, by and among the Registrant, Mirosław Kranik, Wentworth Securities, Inc., Halter Financial Group, L.P. and Securities Transfer Corporation. [incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.3	Form of Escrow Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.4

Stock Purchase Agreement, dated as of May 21, 2008, among Mirosław Kranik, Ewelina Ligocka-Kranik and the Registrant. [incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.5

Transfer Agreement, dated February 3, 2007, between Sunset Suits Men's Fashion–Moda Męska and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.6

Assumption Agreement, dated February 8, 2007, between ING Bank Slaski S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.7

Assumption Agreement, dated May 15, 2007, between Bank Gospodarki Zywnosciowej S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.8

Preferential Investment Loan Agreement (Annex 2), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Męska and Bank Wspolpracy Europejskiej (BWE), as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

Exhibit No.	Description
10.9

Investment Loan Agreement (Annex 3), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Męska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.10

Loan Agreement (Annex 3), dated January 31, 2006, between Men's Fashion–Moda Męska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.11

Commercial Cooperation Agreement, dated November 15, 2006, between Sunset Suits S.A. and S unset Suits Men's Fashion–Moda Męska. (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.12

Agreement for Regular Business Cooperation, dated April 2, 2008, between Fashion Service Sp. z.o.o. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.13

Cooperative Services Agreement, dated December 24, 2007, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.1. to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.14

Fist Amended Cooperative Services Agreement, dated January 24, 2008, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.15

Lease Agreement, January 9, 2008, between Sunset Suits S.A. and Fashion Service Sp. z o.o. (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.16

Sublease Agreement, dated September 6, 2006, between Sunset Suits and Sunset Suits Men's Fashion–Moda Męska. (English Translation) [incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.17

Agreement for taking over a debt and accession into a loan debt dated December 23, 2008, among Bank Wspolpracy Europejskiej Spolka Akryjna, Fashion Service s.p. z.o.o. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.17 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.18

Business Premises Lease Agreement, dated January 27, 2009 between Przedsiebiorstwo Odziezowe “Mikon” Spolka Akcyjna w likwidacji and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.18 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.19

Annex No. 4 to the Restructuring Agreement dated February 2, 2007, dated March 31, 2009 among ING Bank Slaski Spolka Akcyjna, Mirosław Kranik and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.19 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.20

Contract for the Provision of Services dated November 3, 2008, between Sunset Suits S.A. and LST s.p. z.o.o. (English translation) [incorporated by reference to Exhibit 10.20 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.21

Advisory Services Agreement, dated August 1, 2008, between Sunset Suits S.A. and Ernst & Young (English translation) [incorporated by reference to Exhibit 10.21 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.22

Employment Agreement dated October 1, 2008 between Sunset Suits S.A. and Eugeniusz Roszak (English translation) [incorporated by reference to Exhibit 10.22 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.23

Employment Agreement dated February 1, 2008 between Fashion Service Sp. z o.o. and Miroslaw Kranik (English translation) [incorporated by reference to Exhibit 10.23 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

Exhibit No.	Description
10.24	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, among the Social Security Agency II Branch in Poznań, Men's Fashion and Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.25	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.25 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.26	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.26 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.27	Lease Agreement, dated June 22, 2009, between Stomil-Poznan S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.27 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

14	Code of Ethics, adopted June 9, 2008. [incorporated by reference to Exhibit 14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

21	Subsidiaries of the Registrant. [incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2010

SUNSET SUITS HOLDINGS, INC.

By:	/s/ Mirosław Kranik
Mirosław Kranik
Chief Executive Officer and
Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Mirosław Kranik and Donald Chodak, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Mirosław Kranik	Director, President, Chief Executive Officer and Acting Chief Financial Officer	April 15, 2010
Mirosław Kranik	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Donald Chodak	Chairman of the Board of Directors	April 15, 2010
Donald Chodak

Report of Independent Registered Public Accounting Firm

To the Shareholders and Supervisory Board of Sunset Suits Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sunset Suits Holdings, Inc. ("the Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Suits Holding, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the assumption that Sunset Suits Holdings, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Sunset Suits Holdings, Inc. has suffered losses from operations and has a working capital deficiency that raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of this uncertainty. As described in Note 1, the Company's management believes that the Group will be able to continue as a going concern for the next 12 months.

Poznań, Poland

March 31 , 2010

BDO Spółka z o.o.
ul. Postępu 12, 02-676 Warsaw
Registration No. 3355

SUNSET SUITS HOLDINGS, INC.

US GAAP Consolidated Financial Statements

For the years ended 31 December 2009 and 2008

Sunset Suits Holdings, Inc.
Consolidated Balance Sheets
(All amounts in thousands except per share data)

Balance Sheet as of the end of	December 31,	December 31,
	2009	2008
		restated
ASSETS
Current assets:
Cash and cash equivalents	$379	$1,102

Accounts receivable	1,261	3,397
Receivables from related parties	815	1,419
Other trade receivables	446	1,978
Inventories	3,220	6,186
Deferred taxes	734	527
Prepaid expenses and other current assets	235	108
Assets held for sale	3,653	0
Total current assets	9,482	11,320

Non-current assets
Property and equipment, less accumulated depreciation and amortization	3,767	10,857
Other intangible assets, net	2,140	2,060
Deferred taxes	24	0
Long term investments	2,538	936
Assets held for sale	7,694
Total non-current assets	16,164	13,852

Total assets	$25,646	$25,172

Balance Sheet as of the end of	December 31,	December 31,
	2009	2008
		restated

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Short-term borrowings	$41	$0
Current portion of finance lease payable	3	124
Current portion of long-term debt	1,823	1,394
Accounts payable, including:	3,335	3,152
Payables to related parties	0	596
Other trade payables	3,335	2,556
Income and other taxes payable	3,300	9,371
Accrued employee compensation and benefits	414	625
Deferred taxes	0	0
Accrued liabilities and other	296	179
Liabilities associated with assets held for sale	9,808	0
Total current liabilities	19,020	14,845

Non-current liabilities:
Provisions	138	97
Deferred taxes	0	1,335
Long-term debt	4,942	5,929
Long-term tax payable	0	3,691
Finance lease payable	0	24
Liabilities associated with assets held for sale	7,753	0
Total non-current liabilities	12,832	11,076

Stockholders equity:
Preferred stock $0.001 par value,shares authorized and issued: none	0	0
Common stock, $0.001 par value, shares authorized: 12,499,645 shares issued 12,499,645	12	12
Additional paid-in capital	11,883	11,883
Net income (loss)	(5,034)	1,776
Retained earnings (deficit)	(4,942)	(6,718)
Accumulated other comprehensive income (loss)	(8,125)	(7,701)
Total stockholders equity	(6,207)	(749)

Total liabilities and stockholders' equity	$25,646	$25,172

See accompanying notes to consolidated financial statement.

Sunset Suits Holdings, Inc.
Consolidated Statement of Operations
(All amounts in thousands except per share data)

Statement of Operations for the period of	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2009	2008
		restated
Net sales, retail shops	$26,586	$38,577
Net sales	26,586	38,577
Cost of goods sold	11,319	16,942
Gross profit	15,267	21,634

Operating expenses:
Sales and marketing, including:	16,463	17,457
expenses from related parties	1,871	2,675
other	14,592	14,782
General and administrative, including:	2,075	2,513
other	2,075	2,513
Total operating expenses	18,538	19,970
Operating income(loss)	(3,271)	1,665

Gain (loss) on disposal of fixed assets, net	(647)	3

Interest income	4	31
Interest expense	554	710
Gain (loss) on transaction in foreign currency	(74)	599

Income (loss) before income taxes and minority interest	(4,542)	1,587
Income tax expense (benefit)	468	(527)

Income (loss) from Continuing Operations	$(4,074)	$1,062

Discontinued Operations:
Net operating income (loss), net of tax	(961)	714
Income (loss) from Discontinued Operations	$(961)	714

Net Income (Loss)	$(5,034)	1,776

Earnings (loss) per share
Continuing operations	$(0.32)	$0.11
Discontinued operations	$(0.08)	$0.07

Earnings (loss) per share (basic and diluted)	$(0.40)	$0.18

Shares used in computing per share amounts:
Weighted average common shares outstanding	12,499,645	10,019,158

See accompanying notes to consolidated financial statements.

Sunset Suits Holdings, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(All amounts in thousands except per share data)

Equity and Comprehensive income
	Common stock				Accumu-	Total
	Number of		Additional	Retained	lated other	stock-holder's
	common	Amount	paid-in	earnings	comrehensive	equity (deficit)
	shares		capital		income
	outstanding			(deficit)	(loss)
Balance, December 31, 2007	6,121,250	$155	$515	$(6,718)	$(6,704)	$(12,753)

Year ended December 31, 2008:
Comprehensive income:
Net income				$1,776		$1,776
from continuing operations				$1,062
from discontinued operations				$714
Foreign currency translation adjustments					$(997)	$(997)
Total comprehensive income (loss)				$1,776	$(997)	$779

Issuance of stock	5,128,217	$5	$11,220			$11,225
Recapitalization transaction ("reverse merger")	1,250,178	$(148)	$148			$0
Balance, December 31, 2008 (restated)	12,499,645	$12	$11,883	$(4,942)	$(7,701)	$(749)

Year ended December 31, 2009:
Comprehensive income (loss):
Net income (loss)				$(5,034)		$(5,034)
from continuing operations				$(4,074)
from discontinued operations				$(961)
Foreign currency translation adjustments					$(424)	$(424)
Total comprehensive income (loss)				$(5,034)	$(424)	$(5,458)

Balance, December 31, 2009	12,499,645	12	11,883	(9,976)	(8,125)	(6,207)

See accompanying notes to consolidated financial statements.

	Twelve Months	Twelve Months
Cash Flow for the period of	Ended	Ended
	December 31,	December 31,
	2009	2008
		restated
Cash flows from operating activities:
Net income (loss)	$(5,034)	$1,776
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,017	941
Deferred income taxes	(766)	(580)
Changes in assets and liabilities:
Accounts receivable	2,858	(4,138)
Inventories	351	(1,590)
Prepaid expenses and other current assets	(1,629)	(438)
Accounts payable	1,636	(3,383)
Other liabilities	2,835	284

Net cash provided by (used in) operating activities	1,857	(7,128)

Cash flows from investing activities:
Purchases of property and equipment	(1,372)	(1,713)
Proceeds from sale of property and equipment	0	0

Net cash provided by (used in) investing activities	(1,373)	(1,713)

Cash flows from financing activities:
Issuances of common stock	0	11,225
Principal payments under capital lease	(142)	(182)
Proceeds from long term debt	26	33
Repayments of borrowings	(1,001)	(2,235)

Net cash provided by (used in) financing activities	(1,117)	$8,841

Effect of exchange rate changes on cash and equivalents	(80)	76

Net change in cash and equivalents during period	(713)	75

Cash and equivalents, beginning of period	1,102	1,026

Cash and equivalents, end of period	$388	$1,102
Less asset held for sale (discontinued operation)	10	0
Cash and equivalents, end of period	$379	$1,102

For the twelve months period ended December 31, 2009 and December 3, 2008 total cash paid for interest and taxes amounted to $2,489 thousand and $6,925 thousand respectively.

See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BASIS OF PREPARATION FINANCIAL STATEMENTS

Sunset Suits Holdings, Inc.

Sunset Suits Holdings, Inc. (“Sunset Suits Holdings”, “The Company” or “The Group”) is a corporation incorporated in accordance with the Laws of Nevada, United States of America. Its former business name was SMSA III Acquisition Corp. Through the reverse merger transaction dated May 21, 2008, SMSA III Acquisition Corp. acquired all shares of Sunset Suits S.A., by which it took legal control over Sunset Suits S.A., and changed its business name to Sunset Suits Holdings, Inc. As a result of the reverse merger transaction, Mr. Mirosław Kranik became an owner of 49% of the common equity of Sunset Suits Holdings, Inc..

Sunset Suits SA.

Sunset Suits S.A. (“Sunset Suits”) is a company incorporated in Poland in July 2006 in accordance with the Laws of the Republic of Poland by a sole shareholder, Bartosz Kranik, through a money contribution. In February 2007 Mirosław Kranik contributed to Sunset Suits a part of its sole proprietorship consisting of assets of the retail segment of Men’s Fashion. Currently Sunset Suits S.A. is wholly owned by Sunset Suits Holdings, Inc., a corporation established in accordance with the laws of Nevada. Sunset Suits S.A. is currently engaged in the sale and marketing of a broad range of men's collection suits, coats, trousers, shirts, ties and suit accessories. Sunset Suits S.A. sells products through a broad array of distribution channels in Poland. It operates its own network of retail and factory outlet stores. The activities of Sunset Suits S.A. are principally conducted in Poland.

Fashion Service Sp. z o. o.

Fashion Service Sp. z o. o. (“Fashion Service”) was incorporated in Poland in November 2007 in accordance with the Laws of the Republic of Poland. Fashion Service Sp. z o. o.was created through an in-kind contribution consisting of assets of the manufacturing and wholesale segments of Sunset Suits Men’s Fashion Moda Męska. Currently, it is owned solely by Sunset Suits S.A.. Fashion Service Sp. z o. o. designs, manufactures and engages in wholesale sales of a broad range of men's collection suits, coats, trousers and shirts. It contracts for manufacture and wholesale sales a range of men’s ties and suit accessories. All activities of Fashion Service Sp. z o. o. are principally conducted in Poland.

Bohemia s.r.o.

Bohemia s.r.o. (“Bohemia”) is a corporation incorporated in accordance with the Laws of the Czech Republic. On July 9, 2009 Bohemia was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Bohemia is owned solely by Sunset Suits Holdings, Inc. Bohemia sells products through its own network of 9 retail stores in the Czech Republic.

UAB Sunset Suits Vilnius

UAB Sunset Suits Vilnius (“Sunset Suits Vilnius”) is a corporation incorporated in accordance with the Laws of the Republic of Lithuania. On August 25, 2009 Sunset Suits Vilnius was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Sunset Suits Vilnius is owned solely by Sunset Suits Holdings, Inc.. Sunset Suits Vilnius sells products through its own network of 4 retail stores in Lithuania.

SIA Sunset Riga

SIA Sunset Riga (“Sunset Riga”) is a corporation incorporated in accordance with the Laws of the Republic of Latvia. On January 29, 2009 Sunset Riga was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Sunset Riga is owned solely by Sunset Suits Holdings, Inc.. Sunset Riga sells products through its own network of 3 retail stores in Latvia.

OU Posnania

OU Posnania (“Posnania”) is a corporation incorporated in accordance with the Laws of the Republic of Estonia. Posnania was incorporated by Mirosław Kranik in 2005, our major shareholder. On July 10, 2009 Posnania was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Posnania is owned solely by Sunset Suits Holdings, Inc..

Basis for preparation

The consolidated financial statements of Sunset Suits Holdings, Inc. include the financial statements of Sunset Suits Holdings, Inc., and its wholly-owned subsidiaries Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania (the “Group”) for all periods presented and are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Intercompany transactions and intercompany balances have been eliminated. All financial data in the consolidated financial statements is expressed in thousands of US dollars, unless otherwise noted.

The Group classified the manufacturing operations of Fashion Service as discontinued. Management decided to cease production in Poland and sell its manufacturing segment to an unrelated party. The operations of Fashion Service comprise all of the activities in the manufacturing segment. In accordance with FAS 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Financial Statements and notes have been reclassified to reflect the results of these operations as discontinued operations. See Note 22 Discontinued Operations and Note 23 Asset Held for Sale of Notes to Consolidated Financial Statements for further discussion of these discontinued operations.

Going concern

As of the date these financial statements have been prepared, the Group has a negative working capital amounting to $3,325 thousand. Subsequent to December 31, 2009 the Group reported a decrease in total sales with relative lower decrease in operating costs, which resulted in a net loss and a further decrease of total shareholders’ equity. Management is aware of this unfavorable financial situation of the Group and prepared a recovery plan. The plan assumes: i) improvement of operating margin; ii) negotiations with suppliers to extend payments terms; iii) negotiations with fiscal authorities to extend payments of taxes; iv) negotiations with landlords to decrease operating lease costs; iv) issuance of debt to finance current business activity. We have already accomplished several extensions of tax payment due dates and several lease payment due dates.

Subsequent steps to remedy the financial situation of the Group depend on raising funds. The achievement of Management plans is dependent on the final outcome of negotiations with suppliers and fiscal authorities. As of the date of these financial statements, these negotiations are still undergoing and their final outcome is uncertain. Therefore as of the date these financial statements have been prepared, there is a substantial doubt about the Group’s ability to continue as a going concern. However, the December 31, 2009 consolidated financial statements of the Group have been prepared on the going concern basis as Management believes the Group will be able to continue as a going concern for the next 12 months.

Principles of consolidation

These consolidated financial statements include Sunset Suits Holdings, Inc., and its wholly owned direct or indirect subsidiaries Sunset Suits Holdings, Inc. including, Sunset Suits Holdings, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania. SIA Sunset Riga was not owned by Sunset Suits Holdings until January 22, 2009, Bohemia s.r.o. was not owned by Sunset Suits Holdings until July 2009, OU Posnania was not owned by Sunset Suits Holdings until July 10, 2009 and UAB Sunset Suits Vilnius  was not owned by Sunset Suits Holdings until August 25, 2009. Prior to these dates all of these entities were solely owned by Mr. Miroslaw Kranik and hence they were under common control with Sunset Suits Holdings, Inc.. Consistent with the provisions of FAS 141(R) par. 2, FAS 141(R) (now ASC 805-10-15-4) does not apply to transfer of net assets or exchanges of shares between entities under common control. However paragraphs D8–D14 of Appendix D of FAS 141(R) (now within FASB ASC 805-50) provide detailed guidance on consolidation. Since the transfer of net assets from Sunset Suits Men’s Fashion - Moda Męska to its successors – Sunset Suits S.A. and Fashion Service Sp. z o. o. resulted in a change of reporting entity; in practice the accounting method used for consolidation is similar to the pooling of interest method. The accounts of all entities are included as if they had always been consolidated. This method has been applied also to consolidation of Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania for the twelve months ended December 31, 2009 and comparative periods of twelve months ended December 31, 2008 and twelve months ended December 31, 2008. The recorded assets and liabilities of separate entities are consolidated in the financial statements. The financial statements of the Group are therefore called consolidated financial statements.

The consolidated financial statements, prepared in accordance with US GAAP differ in certain material respects from financial statements of Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises incorporated in Poland (“Polish GAAP”), Czech Republic (“Czech GAAP”), Lithuania (“Lithuanian GAAP”), Latvia (“Latvian GAAP”) and Estonia (“Estonian GAAP”). The accompanying consolidated financial statements reflect adjustments not recorded in the books and records of Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania to present them in conformity with US GAAP. All adjustments are applied retrospectively and financial statements of the subsidiaries have been restated. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

2. SUMMARY OF ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Accounts Receivable

Accounts receivable are reported at amounts management expects to be collected, net of trade discounts and an allowance for estimated sales returns.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. None of Sunset Suits Holding, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania have any off-balance-sheet credit exposure to any of their customers.

Inventories and Cost of Sales

Inventories are valued at the lower of cost or market. The Group reduces the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect the inventory’s net realizable value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and import fees.

Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight and internally transferred merchandise freight. The Group's cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while the Group includes these costs in selling, general and administrative expenses.

Property, Plant, Equipment and Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements recorded at the inception of a lease are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter; for improvements made during the lease term, the amortization period is the shorter of the useful life or the remaining lease term (including any renewal periods that are deemed to be reasonably assured). Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

The exact historical cost of buildings, machinery and equipment and leasehold improvements acquired prior to 2006, substantially all of which (except leasehold improvements, that were acquired in the 2000s) were acquired in the mid to late 1990s, could not be reasonably determined due to a lack of accounting documentation. For buildings and machinery and equipment groups of tangible fixed assets, all of which were acquired in the mid to late 1990s, the historical cost was estimated using, as a starting point, an engineer’s estimate of the historical cost of past investment. Management is of the opinion that this valuation is the reasonable estimation of historical cost for these groups of tangible fixed assets. For leasehold improvements, all of which were acquired in the 2000s, historical cost was recreated by identifying all bills and invoices related to retail outlets fittings, even if, they were not properly recorded in the accounting system in the past.

Operating Leases

Total rent payments under operating leases that include scheduled payment increases and rent holidays are amortized on a straight-line basis over the term of the lease. Rent expense on our buildings and retail stores is classified as an SG&A expense and, for certain stores, includes contingent rents that are based on a percentage of retail sales over stated levels. Landlord allowances are amortized by the straight-line method over the original term of the lease as a reduction of rent expense.

Foreign Currency Translation

The Group uses the Polish zloty (PLN) as its functional currency. Transactions in currencies during the year in other than PLN are translated into PLN at the exchange rates as of the specific transaction dates. Monetary assets and liabilities denominated in currencies other than PLN as of the date of the balance sheet are translated into PLN at the exchange rates prevailing as of such date. All transaction differences are recorded in the income statement.

The Group’s consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with SFAS No. 52, “Foreign Currency Translation” (now ASC 830-10). Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity in accumulated other comprehensive income. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

Translation of amounts from PLN into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

December 31, 2008
Balance sheet	PLN 2.9618 to US$1.00
Statement of income and comprehensive income	PLN 2.4092 to US$1.00

Shipping and handling cost

Shipping and handling costs related to delivery of finished goods are included in selling expenses.

Advertising Expense

We record national advertising campaign costs as an expense when the advertising takes place and we expense advertising production costs as incurred, net of reimbursements for cooperative advertising.

Income Taxes

The Group uses the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated corporate income taxes payable or refundable on the tax returns for the current year. The taxes are paid in the country where an entity operates. Tax liability estimation is made separately for each entity using a tax charge applicable for the country the entity operates. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. Valuation allowances are recorded to reduce deferred tax assets when uncertainty regarding their realizability exists.

Impairment of Long-lived Assets and Indefinite-lived Intangible Assets

The Group evaluates the property and equipment and other long-lived assets for impairment based on our classification as i) held for sale or ii) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. We review assets to be held and used for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

We review indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. Indefinite-lived intangible asset for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. The indefinite-lived intangible assets consist of a trademark, which is tested for impairment using the relief-from-royalty method.

There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the goodwill impairment test are highly judgmental and dependent in large part on expectations of future market conditions.

Use of estimates

The preparation of the Group’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairments, employee benefit plans, environmental accruals, taxes and contingencies. These estimates may be adjusted as more information becomes available, and any adjustment could be significant.

3. RECENT CHANGES IN ACCOUNTING STANDARDS

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP”) 107-1 which amended SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The adoption of FSP 107-1 did not have a material impact on the Group’s consolidated financial statements or results of operations.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Group’s consolidated financial statements or results of operations.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined there will be no impact of adoption on its consolidated financial statements.

4. CLASSIFICATION OF BUSINESS SEGMENTS IN CONTINUING AND DISCONTINUED OPERATIONS

The Group classifies the results from operations of our continuing and discontinued operations in our consolidated statements of income based on the provisions of "Presentation of Financial Statements" in the Accounting Standards Codification ("ASC"). Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a part of our business will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a part of our business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we designated our production segment to be held for sale that was previously included in continuing operations. Therefore at December 31, 2009 the production segment was presented as held for sale and classified as discontinued operations. The details are presented in notes 23 and 24 below.

5. ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	December 31,	December 31,
	2009	2008
		restated
Related party receivables	$815	$1,419
Other trade receivables	446	1,978

	$1,261	$3,397

All amounts in the above table are presented net of bad debt allowance. As of December 31, 2009 and as of December 31, 2008 there was no allowance for doubtful debts recorded.

6. INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2009	2008
		restated
Finished goods	$0	$84
Work-in-process	0	172
Raw materials	0	980
Merchandise	3,220	4,950

	$3,220	$6,186

Finished goods are manufactured products stored at the main warehouse. Merchandise are manufactured products ready for sale stored in retail stores.

All amounts in the above table are presented net of allowances for any slow moving or obsolete inventory. As of December 31, 2009 the allowance for slow moving stock amounted to $288. As of December 31, 2008 the allowance for slow moving stock amounted to $0.

Inventories pledged to banks - At December 31, 2009 and at December 31, 2008, all inventories amounting to $2,799 thousand and $6,186 thousand, respectively, were pledged to banks pursuant to loan agreements.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,	Useful lives
	2009	2008	(years)
		restated
Land	$0	$56	N/a
Buildings	0	5,365	40
Leasehold improvements	4,389	3,648	5 - 10
Machinery and equipment	487	7,220	3 - 20
Vehicles	30	101	3 - 5
Furniture and fixtures	68	0	3 - 8
Construction in progress	335	718	-
Gross	5,309	17,109

Less: accumulated depreciation and amortization	1,543	6,252

Net	$3,767	$10,857

$2,346 thousand (PLN 6,687 thousand) and $14,410 thousand (PLN 42,680 thousand) of historical costs at December 31, 2009 and December 31, 2008, respectively, are presented at estimated historical cost as described in Property, Plant, Equipment and Depreciation and Amortization policy Note included in the Buildings, leasehold improvements and machinery and equipment costs shown above.

Included in the group of vehicles and machinery and equipment of property, plant and equipment are capitalized leases amounting to $113 thousand and $180 thousand (net book value) as of December 31, 2009 and December 31, 2008, respectively.

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $667 thousand and $941 thousand for the years ended December 31, 2009 and December 31, 2008, respectively. At December 31, 2009 and December 31, 2008, we had no outstanding commitments relating to the construction or remodeling of retail store locations. At December 31, 2009, we had of approximately $126 thousand in outstanding commitments relating to the design and implementation of new computer software systems. During the twelve months of the year 2009 and twelve months of the year 2008 we did not capitalize any interest as part of the cost of major capital projects.

Management performs an annual impairment test for its long lived assets. The Group performs tests for impairment in the fourth quarter of each year using a non discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2009 and 2008 impairment analyses, the Group did not determine any long lived assets impairments. Accordingly, the Group did not record any impairment.

Property Plant and Equipment pledged to banks - At December 31, 2009 and at December 31, 2008, all property plant and equipment amounting to $3,013 thousand and $ 10,258 thousand, respectively, were pledged to banks pursuant to loan agreements.

8. OTHER INTANGIBLE ASSETS

Trademark is an indefinite lived intangible asset that represents the cost of acquired brand registered for the name of Sunset Suits S.A.. The trademark has been registered since 1994 by Men’s Fashion. In 2007 the legal right to the Sunset Suits trademark was transferred from Men’s Fashion to Sunset Suits S.A. according to a transfer agreement of an in-kind contribution, including the trademark.

The Group also possesses intangible assets such as technology and know-how created by the company that management believes have substantial value but have no identified historical cost and consequently cannot be recognized under United States generally accepted accounting principles which limits amounts recognized to historical cost.

The carrying value of the trademark, which has no determinable life, constitutes its historical cost of acquisition. Management believes that its current fair value is well in excess of this amount. Management believes that the Group has other intangibles assets such as technology and know-how that have significant value although not recognized under US GAAP.

Management performs an annual impairment test for its Sunset Suit trademark. The Group performs tests for impairment in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2009 and 2008 impairment analyses, the Group did not determine any intangible assets impairment. Accordingly, the Group did not record any impairment.

		December 31,			December 31,
		2009			2008

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Trademark	$2,140	$ 0	$2,140	$2,060	$ 0	$2,060

	$2,140	$ 0	$2,140	$2,060	$ 0	$2,060

Intangible assets pledged to banks - At December 31, 2009 and December 31, 2008, the trademark carrying value amounting to $2,140 thousand and 2,060 thousand, respectively, was pledged to banks pursuant to loan agreements.

Our trademark is part of our operation whose functional currency is PLN. Its historical cost is denominated in PLN. The $80 thousand increase in our trademark is a result of PLN/USD foreign exchange rate change between December 31, 2008 and December 31, 2009.

9. LONG TERM INVESTMENTS

Long term investments consist of the following:

	December 31,	December 31,
	2009	2008
		restated
Deposits	$1,603	$936
Long term investments	935

	$2,538	$936

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The majority of the deposits are returned in nominal amount with no interest accounted, according to lease agreements. The nominal value of the deposits amounted to $1,645 thousand and $991 thousand, respectively, as of December 31, 2009 and December 31, 2008. Since the deposits are recoverable in more than one year, the Group recorded the deposits at the present value of the eventual deposit receipt. The difference between the present value and future value of the deposits are accounted for as a discount and amortized over the term of the lease, resulting in amortization of deposit discount amounting to $42 thousand and $65 thousand, for the years ended December 31, 2009 and December 31, 2008, respectively.

Long term notes receivable are from Market System Sp. z o. o.. As of December 30, 2009 OU Posnania, SIA Sunset Riga and UAB Sunset Suits sold its former receivable from Mr. Mirosław Kranik to Market System Sp. z o. o. at its nominal value amounting to $994 thousand. According to the agreement the notes are receivable on January 2, 2015 and accrue a fixed interest of 6% per annum payable together with the principal (zero coupon notes). Pursuant to ASC 820-10 Management valued the notes as of December 31, 2009. The estimated annual market yield for the notes amounted to 7.33% per annum and the fair market value of notes as of December 31, 2009 amounted to $935 thousand. The note may represent a concentration of credit risk. The Company maintains a provision for potential credit losses based on expected collectability of the note, which the Company believes is adequate. As of December 31, 2009 the provision is nil.

10. ACCOUNTS PAYABLE

Accounts payable by major categories are summarized as follows:

	December 31,	December 31,
	2009	2008
		restated
Related party trade payables	$0	$596
Other trade payables	3,335	2,556

	$3,335	$3,152

11. INCOME AND OTHER TAX PAYABLES

Income and other tax payables consist of the following:

	December 31,	December 31,
	2009	2008
		restated
Corporate income tax payable	$596	$1,147
Personal income tax payable	$490	719
Value added tax payable	$559	4,536
Social security tax payable	$1,655	6,660

	$3,300	$13,063

Less: Settled in long term	0	3,691

	$3,300	$9,371

Personal income tax in Poland in the years 2008 and 2009 was charged at 18 and 32% of the assessable personal income. Employee part of social security tax in Poland is charged at approximately 19% on the employee gross salaries. Personal income tax in Czech Republic, Lithuania, Latvia and Estonia was charged at 15%, 20%, 23% and 21% of the assessable personal income respectively.

Overdue Tax Payable

At December 31, 2009, corporate income tax payable amounting to $1,259 thousand, was overdue. At December 31, 2009 and at December 31, 2008, personal income tax payables amounting to $912 thousand and $484 thousand, respectively, were overdue. At December 31, 2009 and December 31, 2008, value added tax payables amounting to $5,104 thousand and $3,966 thousands were overdue. There is a signed settlement with Polish tax authorities according to which overdue personal income tax payable and value added tax payable amounting to $3,921 thousand in total is due in the years 2009 – 2010.

On November 4, 2009 the Polish tax authorities issued a decision with respect to the deferral of delinquent tax obligations of Sunset Suits S.A. amounting to $1,194 thousand. According to a decision Sunset Suits S.A. is obliged to pay delinquent tax obligations up to November 2010 with balloon payment amounting to $1,011 thousand on November 2, 2010.

On November 9, 2009 the Polish tax authorities issued a decision with respect to the deferral of delinquent tax obligations of Fashion Service Sp. z o. o. amounting to $1,323 thousand. According to a decision Fashion Service is obliged to pay delinquent tax obligations up to November 2010 with balloon payment amounting to $1,177 thousand on November 15, 2010.

At December 31, 2009 and at December 31, 2008, social security tax payables amounting to $7,953 thousand and $5,914 thousand, respectively, were overdue. In 2009 management submitted a final application for a settlement with the Polish social security authority enclosing a proposed overdue social security tax payable schedule according to which overdue social security tax payable is due in the years 2009 – 2016. On June 10, 2009 Fashion Service entered into a deferral agreement with the social security authority with respect to the deferral of all delinquent social security obligations. As of December 31, 2009 the settlement with social security authority includes an agreed schedule of payment for past overdue social security tax payable amounting to $4,552 for overdue social security premium, $1,877 for overdue interest accrued, $1,359 for deferral fee (accounted for as additional interest accruing over the term of the deferment) and $7 for enforcement procedures costs.

The following table shows the amounts we intend to pay by period to satisfy our obligations pursuant to the deferral agreements described above as of December 31, 2009:

	For the	For the	For the	For the	For the	For the	For the
	twelve	twelve	twelve	twelve	twelve	twelve	twelve
	months	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended	ended
	December	December	December	December	December	December	December
	31, 2010	31, 2011	31, 2012	31, 2013	31, 2014	31, 2015	31, 2016	Total
Social security premium	$98	$210	$310	$560	$971	$1,242	$1,161	$4,552
Interest due	50	122	180	306	516	435	267	1,877
Deferment fee	7	27	55	133	277	419	442	1,359
Enforcement procedures costs	7	0	0	0	0	0	0	7
Total	$163	$358	$546	$999	$1,764	$2,096	$1,870	$7,795

12. INCOME TAXES

Corporate income tax in Poland is charged at 19% of the assessable profit. Corporate income tax in the Czech Republic, Lithuania, Latvia and Estonia is charged at 15%, 20%, 23% and 21% of the assessable profit respectively. Members of the Group that are incorporated in Poland are subject to Polish corporate income tax at the applicable tax rates on the taxable income as reported in their Polish statutory accounts in accordance with the relevant income tax laws applicable to foreign enterprises. Members of the Group that are incorporated in the Czech Republic, Lithuania, Latvia and Estonia are subject to Czech Republic, Lithuanian, Latvian and Estonian corporate income tax at the applicable tax rates on the taxable income as reported in their the Czech Republic, Lithuanian, Latvian and Estonian statutory accounts in accordance with the relevant income tax laws applicable to foreign enterprises.

The following summarizes the provision for income taxes and a summary of the significant components of the Group’s deferred tax assets and liabilities:

	December 31,	December 31,
Corporate Income Tax:	2009	2008
		restated
Current	$0	$(1,385)
Deferred	468	568
	468	(817)

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$35	$26
Depreciation (Property and equipment)	0	(1,335)
Loss and credit carryforwards	618	183
Deferred compensation	404	318
Inventory valuation	53	0
Other (net)	65	0
Valuation allowances	(416)	0
Net deferred tax asset (liability)	758	(808)

Included in:
Current assets	$734	$527
Noncurrent assets	24	0
Current liabilities	0	0
Noncurrent liabilities	0	1,335
Net deferred tax asset (liability)	758	(808)

A deferred tax liability is recognized primarily on our fixed assets that has been already amortized for tax purposes but are still being depreciated for accounting purposes.

A deferred tax asset is recognized primarily on deferred compensation, and losses carried forward. Management is of the opinion that a deferred tax asset is not fully recoverable and that the losses incurred in the twelve months ended December 31, 2009 will not be fully utilized to offset taxable income to be generated in future years as positive financial results are expected in the next few fiscal years. As a result, management provided for a deferred tax asset allowance amounting to $416 thousand. Management is therefore of the opinion that deferred tax asset amounting to $758 thousand will be fully utilized to offset taxable income to be generated in future years as positive financial results are expected in the next few fiscal years.

A reconciliation of the expected income tax derived by the application of the 34% U.S. corporate income tax rate to the Group's income before income tax benefit is as follows:

	December 31,	December 31,
	2009	2008
		restated
Net income before income taxes	$(4,519)	$2,592
Expected income tax charge at 34%	1,536	(881)
Non deductible expenses	(391)	(360)
Rate differential on foreign income invested indefinitely	(678)	424
Income tax charge recognized	468	(817)

13. FINANCIAL INSTRUMENTS

At December 31, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximated its carrying value because of the variable rate interest rates of the debt.

As a result of the Group’s credit facilities, the Group is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. The Group does not use derivative financial instruments to minimize the risks and or costs associated with such risks.

14. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008

Secured Notes due 2013, net of unamortized discount, in USD (BGŻ) with interest at LIBOR+2.5% p.a.	$3,758	$3,832
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	361	101
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	739	411
Secured Notes due 2013, net of unamortized discount, in PLN (BGŻ) with interest at WIBOR+1.5% p.a.	89	771
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	1,014	1,106
Secured Notes due 2011, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	804	1,104
	6,765	7,324

Less: current portion	1,823	1,394

	$4,942	$5,929

All of our notes contain certain covenants, including, among others, restrictions on liens and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 4.56% and 6.48% at December 31, 2009 and December 31, 2008, respectively. Long-term debt maturities for each of the next five years are as follows:

	2010	2011	2012	2013	Total
Secured Notes due 2013, net of unamortized discount, in USD (BGŻ) with interest at LIBOR+2.5% p.a.	$372	$756	$1,044	$1,637	$3,809
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	63	70	208	0	341
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	16	17	51	0	84
Secured Notes due 2013, net of unamortized discount, in PLN (BGŻ) with interest at WIBOR+1.5% p.a.	131	147	164	282	725
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	176	193	579	0	948
Secured Notes due 2010, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	518	310	0	0	828
Total	$1,275	$1,494	$2,046	$1,920	$6,735

All loans are secured by the Company’s assets.

LIBOR is the basis for variable interest rate for credits denominated in USD defined as the London Inter Bank Offer Rate. WIBOR is the basis for variable interest rate for credits denominated in PLN defined as the Warsaw Inter Bank Offer Rate.

15. EMPLOYEE BENEFITS

Sunset Suits S.A. and Fashion Service Sp. z o. o. both contribute to a pension scheme organized by the Polish government in respect of their employees in Poland on a monthly basis and accrue for retirement benefits that equal one monthly salary payable at the retirement of each employee who is employed at that date. Bohemia, Sunset Suits Vilnius, Sunset Riga and OU Posnania contribute to a pension scheme organized by the Czech, Lithuanian, Latvian and Estonian government in respect of their employees employed in the Czech Republic, Lithuania, Latvia and Estonia respectively, on a monthly basis and accrue for retirement benefits that equal one monthly salary payable at the retirement of each employee who is employed at that date. Other than the above, neither Group member provides any other post-retirement or post-employment benefits.

The Group incurred expenses relating to employee benefits amounting to $964 thousand and $2,143 thousand for the year ended December 31, 2009 and December 31, 2008, respectively.

16. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

Members of the Group have been named as defendants in various actions and proceedings, including actions brought by certain employees whose employment has been terminated arising from the Group’s ordinary business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on the Group’s financial position or results of operations.

Trouble Debt Restructuring

Predecessors or affiliates of the Group had defaulted on payment on certain long term debt in the past. As a result of bank settlements, part of the interest was suspended. If the bank settlements are breached, the accrued interest might be claimed by financial institutions. Total interest suspended amounted to $3,180 thousand at December 31, 2009 and it is not accrued in the Group’s financial statements. This suspended interest can be claimed by the counterparty financial institutions should we fail to pay interest on the existing bank notes in a timely manner. Management is of the opinion that the risk of breaching the bank settlement agreement is low.

Operating Leases

In the normal course of business, the Group rents retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the applicable Group member’s discretion after the completion of the base rental terms. Certain of the rental agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of December 31, 2009 there were lease agreements that last from 3 months up to 10 years. The following table presents the future minimum rental payments as of the date of the latest balance sheet presented:

						Payments
	December	December	December	December	December	after
	31,	31,	31,	31,	31,	December 31,
Twelve months ended	2010	2011	2012	2013	2014	2014

Future minimum rental payments	$ 5,535	$ 4,597	$ 3,009	$ 2,126	$ 1,176	$2,185

The Group recognizes lease expense on a straight-line basis over the term of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements (including occupancy costs) were $7,323thousand and $7,979 thousand for the years ended December 31, 2009 and December 31, 2008, respectively. Approximately 75% (in money terms) of lease agreements are denominated in foreign currencies – U.S. dollars and Euro. These two foreign currencies are commonly used in Poland in agreements for rentals of retail space.

Obligations under material contracts

On August 1, 2008, our subsidiary Sunset Suits S.A., entered into a services agreement, with Ernst&Young Advisory Sp. z o. o. (“Ernst&Young”). Under this agreement Ernst&Young acts as the advisor in the process of re-design and implementation of Sunset Suits Holdings Inc., Sunset Suits S.A. and Fashion Service Sp. z o. o. internal control systems, in order to make them compliant with Section 404 of Sarbanes Oxley Act of 2002. The contract fee is based upon total working hours. Management estimates that the overall budget for this arrangement will not exceed $150 thousand. The majority of the work will be performed in 2009 and 2010. As of December 31, 2009 approximatelly 60% of the total estimated cost have been incurred.

17. SHAREHOLDERS’ EQUITY

Common Stock

The Board of Directors has authorized 12,499,645 of ordinary shares at $0.001 PAR value. At May 21, 2008 Sunset Suits Holdings acquired 6,121,250 ordinary shares of Sunset Suits in a share exchange transaction. The number of shares of the Company issued prior to the reverse takeover has been restated to reflect the reverse takeover transaction. As a result of the reverse takeover transaction a total number of 1,250,178 ordinary shares were recapitalized. Following the acquisition of Sunset Suits, Sunset Suits Holdings issued 5,128,217 ordinary shares in a private placement transaction. The computation of loss per share was also affected by this transaction for all years presented.

Reverse takeover transaction

Immediately following the acquisition of Sunset Suits S.A. in 2008, we completed a private placement in which we sold 5,128,217 new shares of our common stock to 71 accredited investors. As a result of this private placement, we raised approximately $16,000 thousand in gross proceeds, which left us with $11,225 thousand in net proceeds after the deduction of offering expenses in the amount of approximately $4,775 thousand. As part of the private placement, Mr. Kranik placed 1,514,006 of his shares is escrow to be returned to him if a certain earnings goal was met in 2008 and to be given to the private placement investors if they were not. The goal was not met and the shares were transferred to the investors in June 2009. Following the distribution to the investors Mr. Kranik owned 4,495,161 shares of our common stock as of December 31, 2009 which was approximately 36% of the shares outstanding.

International entities acquisition

Included in total stockholders equity are the net assets of Bohemia s.r.o., UAB Sunset Vilnius, SIA Sunset Riga and OU Posnania amounting to $698 thousand as of December 31, 2008. This capital contribution is a result of acquisition of Bohemia s.r.o., UAB Sunset Vilnius, SIA Sunset Riga and OU Posnania –entities that had been under common control with the Company as it was wholly owned by Mr. Mirosław Kranik the Company's CEO and major shareholder. According to the provisions of Appendix D of FAS 141(R) paragraphs D8–D14 (now within FASB ASC 805-50) the transfer of net assets or exchanges of shares between entities under common control are accounted for in consolidation similar to a pooling of interests method.

18. EARNINGS PER SHARE

During the twelve months ended December 31, 2009 and the twelve months ended December 31, 2008, the Group did not have any potentially dilutive instruments outstanding.

19. SHIPPING AND HANDLING COST

Summarized below are shipping and handling costs related to delivery of finished goods included in selling expenses:

	December 31,	December 31,
	2009	2008
Shipping and handling cost	$309	$273
	$309	$273

20. ADVERTISING EXPENSES

Summarized below are advertising and marketing expenses included in selling expenses:

	December 31,	December 31,
	2009	2008
		restated
Advertising and marketing expenses	$479	$388
	$479	$388

The Company expenses all advertising and marketing costs in the period the campaign relate to.

21. BUSINESS SEGMENT GEOGRAPHIC AREA INFORMATION

Business segment

Management identifies operating segments based on, among other things, differences in products sold and the way the Group’s management organizes the components of the Group’s business for purposes of allocating resources and assessing performance. The Group’s operations are comprised of two reportable segments: production and retail. Segment revenues are generated from manufacturing and the sale of suits and accessories through wholesale channels and in the Group’s own retail locations. The production segments include design, manufacture and wholesale operations with third party departments and other foreign stores. The retail segment includes operations by the Group’s stores. The Group defines segment profit as operating income before net interest expense, goodwill impairment charges, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are the Group’s revenues, income and total assets by reportable segments.

			Eliminations
	Production	Retail	& other	Consolidated
For the year ended December 31, 2009:
Revenue	$10,424	$26,586	$(9,695)	$27,315
from Continuing Operations	0	26,586	0	26,586
from Discontinued Operations	10,424	0	(9,695)	729
Gross profit	1,209	15,267	26	16,502
from Continuing Operations	0	15,267	0	15,267
from Discontinued Operations	1,209	0	26	1,235
Operating expense	1,605	18,538	0	20,143
from Continuing Operations	0	18,538	0	18,538
from Discontinued Operations	1,605	0	0	1,605
Operating income (loss)	(395)	(3,271)	26	(3,640)
from Continuing Operations	0	(3,271)	0	(3,271)
from Discontinued Operations	(395)	0	26	(370)

For the year ended December 31, 2008 (restated):
Revenue	$21,812	$38,577	$(19,151)	$41,238
from Continuing Operations	0	38,577	0	38,577
from Discontinued Operations	21,812	0	(19,151)	2,661
Gross profit	4,439	21,634	(48)	$26,025
from Continuing Operations	0	21,634	0	21,634
from Discontinued Operations	4,439	0	(48)	4,391
Operating expense	1,941	19,970	0	21,910
from Continuing Operations	0	19,970	0	19,970
from Discontinued Operations	1,941	0	0	1,941
Operating income (loss)	2,498	1,665	(48)	4,115
from Continuing Operations	0	1,665	0	1,665
from Discontinued Operations	2,498	0	(48)	2,450

The Group's segment total assets are analyzed as follows:

	December 31,	December 31,
	2009	2008
		restated
Production	$16,009	$15,375
Continuing Operations	0	15,375
Discontinued Operations (Assets held for sale)	16,009	0
Retail	20,055	17,907
Elimination&Other	(10,418)	(8,110)
Total assets	$25,646	$25,172

Geographical Information

The Group's sales by geographic destination are analyzed as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2009	2008
		restated
Poland	$22,841	$32,225

Other countries	3,745	6,352
Czech Republic	1,946	3,240
Latvia	588	1,072
Lithuania	1,112	1,751
Estonia	99	289

	$26,586	$38,577

The Group's segment total assets by geographic location are analyzed as follows:

	December 31,	December 31,
	2009	2008
		restated
Poland	$33,224	$29,399
Continuing Operations	17,215	29,399
Discontinued Operations (Assets held for sale)	16,009	0
Other countries	2,840	3,883
Czech Republic	1,240	2,103
Latvia	593	563
Lithuania	942	1,107
Estonia	65	111
Elimination&Other	(10,418)	(8,110)
Total assets	$25,646	$25,172

December 31,	December 31,

	2009	2008
		restated
Poland	$11,083	$10,258
Continuing Operations	3,389	10,258
Discontinued Operations (Assets held for sale)	7,694	0
Other – European Countries	378	599
Czech Republic	260	539
Latvia	73	24
Lithuania	45	36
Total assets	$11,461	$10,857

22. DISCONTINUED OPERATIONS

Statement of Operations

Management approved a plan to exit production in Poland in the fourth quarter of 2009. For some time, the cost of maintaining of production facility in Krzyżanowo has been increasing due to the diseconomies of scale. As a consequence on March 26, 2010, Sunset Suits S.A. completed the sale of its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd., headquartered in Limassol, Cyprus. The sale was part of a restructuring plan initiated in the fourth quarter of fiscal year 2009 to improve the Company’s operating margin. The Group decided to increase sourcing its merchandise through a supply chain from the Far East instead of own production. Consequently Management has approved the plan to sell Fashion Service. With the recent exit, the Company will no longer have continuing involvement with production in Poland. However a small service outlet will be maintained.

As a result of selling the production operations at the Krzyzanowo facility, the operations of the production segment have now been classified as discontinued operations. In accordance with FAS 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.

The Group currently estimates that the pre-tax charges related to exit activities at Krzyżanowo facility will be approximately nil.

In accordance with FASB Statement No. 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the production facility has been classified as discontinued operations, whereby its operating results are presented on the Loss from Discontinued Operations, Net of Tax line of the Consolidated Statements of Operations and all prior periods have been restated.

Operating results of the discontinued production operations were as follows:

	December 31,	December 31,
	2009	2008

Net sales	$729	$2,661
Total cost of goods sold and operating expenses	1,099	210
Operating income(loss)	(370)	2,450

Gain (loss) on disposal of fixed assets, net	38	(68)

Interest expense	859	342
Gain (loss) on transaction in foreign currency	148	(1,036)
Loss before income taxes	(1,042)	1,005
Income tax provision	82	(290)

Net income (loss)	$(961)	$714

Assets Held for Sale

As a result of the production exit plan described in note 23 above, at December 31, 2009, factory assets totaling $11,348 thousand were classified as held for sale, including $7,694 for a long lived assets and $3,654 thousand for current asset. At December 31, 2009, liabilities related to this exit plan totaled $28,908 thousand, including $3,085 of accounts payable, $12,497 of tax payables and $1,978 thousand of other payables of the factory asset held for sale. The Company subsequently sold the factory assets and liabilities held for sale on March 26, 2010 for $16 thousand cash.

Balance sheet of discontinued operations was as follows:

December 31,
2009
ASSETS
Current assets
Cash	$10
Accounts receivable	915
Inventories	2,400
Other current assets	329
Non current assets
Property, plant and equipment, net	7,694
TOTAL ASSET HELD FOR SALE	$11,348

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Current portion of finance lease payable	36
Accounts payable	3,085
Income and other taxes payable	6,178
Accrued employee compensation and benefits	509
Non current liabilities
Provisions	69
Deferred taxes	1,299
Long-term tax payable	6,319
Finance lease payable	65
Total liabilities associated with assets held for sale	$17,560

Stockholders equity:
Retained earnings (deficit)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY ASSOCIATED WITH ASSETS HELD FOR SALE	$11,348

At December 31, 2009, all property plant and equipment amounting to $7,694, were pledged to banks pursuant to loan agreements.

At December 31, 2009, all inventories amounting to $2,400 thousand and were pledged to banks pursuant to loan agreements.

$12,628 thousand (PLN 35,993 thousand)) of historical costs at December 31, 2009, are presented as described in Property, Plant, Equipment and Depreciation and Amortization Note included in the Buildings, leasehold improvements and machinery and equipment costs shown above.

23. RELATED PARTY TRANSACTIONS

The Group reported related party transactions with Mr. Miroslaw Kranik our major shareholder and Chief Executive Officer. The Group also reported transactions with Donald Chodak – our Chairman of the Board of Directors.

Following tables disclose the Group's related party transactions:

Receivables from related party	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2009	2008

Mirosław Kranik	$815	$1,419

Total	$815	$1,419

The presented above receivables from Mr. Miroslaw Kranik is mainly resulting from prepayments for retail outlets construction on behalf of Mr. Kranik.

Expenditures to related party	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2009	2008

Miroslaw Kranik, including:	$1,871	$5,956
Inventories	0	694
Property and equipment	994	2,211
Materials & services	877	3,051

Donald Chodak	120	0

Total	$1,991	$5,956

The presented above expenditures to related party results from purchases of services and furniture and fixtures from Mirosław Kranik’s Men’s Fashion sole proprietorship.

In the year 2008 the Group incurred expenditures as a result of common share issue amounting to $360 thousand to Mr. Donald Chodak, our Chairman of the Board of Directors. These expenditures reduced the net proceeds from private placement and were fully settled as of December 31, 2008. These expenditures were not any kind of renumeration for Mr. Chodak. They were expensed based on the agreement for equity issue.

During the year 2009 Mr. Chodak purchased 250,000 of common shares of Sunset Suits Holdings, Inc. from Mr. Kranik, which constituted 2% of our common shares. This purchase of shares was not any kind of renumeration for Mr. Chodak.

Payables to related party	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2009	2008

Miroslaw Kranik	$0	$596

Total	$0	$596

The presented above payables resulted from the purchase of Mirosław Kranik’s Men’s Fashion sole proprietorship.

As a result of the reverse merger transaction described in the Note 15, Mr. Mirosław Kranik acquired 6,070,340 of common stock of Sunset Suits Holdings, Inc.. On November 17, 2008 Mr. Mirosław Kranik acquired additional 50,000 of common stock of Sunset Suits Holdings, Inc.. On January 23, 2009 Mr. Kranik acquired 102,600 common shares of Sunset Suits Holdings Inc. On February 24, 2009 Mr. Kranik sold 250,000 common shares of Sunset Suits Holdings Inc. and in August 2009 Mr. Kranik transferred 1,477,779 common shares to other shareholders pursuant to Make Good Agreement as described in note 17 Shareholder’s Equity. At December 31, 2009 Mr. Mirosław Kranik owed 35.96% of the share equity of Sunset Suits Holdings, Inc.

24. SUBSEQUENT EVENTS

Management has evaluated, for potential recognition and disclosure, events subsequent to the date of the balance sheet through the date the financial statements were available to be issued.

On March 26, 2010 Sunset Suits S.A. sold its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd. with headquarters in Limassol, Cyprus. The purchase consideration for this transaction was $16 thousand in cash payable within 30 days after the transaction date. According to the sales purchase agreement with XCRITO Ltd., the purchaser will takeover the whole business of Fashion Service Sp. z o. o., including all assets and all liabilities, except for liabilities resulting from long term debts. Fashion Service long term debt will be transferred to Sunset Suits S.A..

Poznań, March 31, 2010

Mirosław Kranik Chief Executive Officer Sunset Suits Holdings, Inc.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated May 8, 2008, among the Registrant, Sunset Suits S.A. and its shareholders. [incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

3.1	Articles of Incorporation of the Registrant, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

3.2	Amended and Restated Bylaws of the Registrant, adopted June 9, 2008. [incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

4.1	Shareholder Rights Plan by the Registrant, dated June 9, 2008. [incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.1	Form of Securities Purchase Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.2

Make Good Escrow Agreement, dated May 21, 2008, by and among the Registrant, Mirosław Kranik, Wentworth Securities, Inc., Halter Financial Group, L.P. and Securities Transfer Corporation. [incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.3	Form of Escrow Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.4

Stock Purchase Agreement, dated as of May 21, 2008, among Mirosław Kranik, Ewelina Ligocka-Kranik and the Registrant. [incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.5

Transfer Agreement, dated February 3, 2007, between Sunset Suits Men's Fashion–Moda Męska and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.6

Assumption Agreement, dated February 8, 2007, between ING Bank Slaski S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.7

Assumption Agreement, dated May 15, 2007, between Bank Gospodarki Zywnosciowej S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.8

Preferential Investment Loan Agreement (Annex 2), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Męska and Bank Wspolpracy Europejskiej (BWE), as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

Exhibit No.	Description
10.9

Investment Loan Agreement (Annex 3), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Męska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.10

Loan Agreement (Annex 3), dated January 31, 2006, between Men's Fashion–Moda Męska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.11

Commercial Cooperation Agreement, dated November 15, 2006, between Sunset Suits S.A. and S unset Suits Men's Fashion–Moda Męska. (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.12

Agreement for Regular Business Cooperation, dated April 2, 2008, between Fashion Service Sp. z.o.o. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.13

Cooperative Services Agreement, dated December 24, 2007, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.1. to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.14

Fist Amended Cooperative Services Agreement, dated January 24, 2008, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.15

Lease Agreement, January 9, 2008, between Sunset Suits S.A. and Fashion Service Sp. z o.o. (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.16

Sublease Agreement, dated September 6, 2006, between Sunset Suits and Sunset Suits Men's Fashion–Moda Męska. (English Translation) [incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

10.17

Agreement for taking over a debt and accession into a loan debt dated December 23, 2008, among Bank Wspolpracy Europejskiej Spolka Akryjna, Fashion Service s.p. z.o.o. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.17 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.18

Business Premises Lease Agreement, dated January 27, 2009 between Przedsiebiorstwo Odziezowe “Mikon” Spolka Akcyjna w likwidacji and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.18 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.19

Annex No. 4 to the Restructuring Agreement dated February 2, 2007, dated March 31, 2009 among ING Bank Slaski Spolka Akcyjna, Mirosław Kranik and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.19 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]

10.20

Contract for the Provision of Services dated November 3, 2008, between Sunset Suits S.A. and LST s.p. z.o.o. (English translation) [incorporated by reference to Exhibit 10.20 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.21

Advisory Services Agreement, dated August 1, 2008, between Sunset Suits S.A. and Ernst & Young (English translation) [incorporated by reference to Exhibit 10.21 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.22

Employment Agreement dated October 1, 2008 between Sunset Suits S.A. and Eugeniusz Roszak (English translation) [incorporated by reference to Exhibit 10.22 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.23

Employment Agreement dated February 1, 2008 between Fashion Service Sp. z o.o. and Miroslaw Kranik (English translation) [incorporated by reference to Exhibit 10.23 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

Exhibit No.	Description
10.24	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, among the Social Security Agency II Branch in Poznań, Men's Fashion and Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.25	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.25 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.26	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.26 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

10.27	Lease Agreement, dated June 22, 2009, between Stomil-Poznan S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.27 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

14	Code of Ethics, adopted June 9, 2008. [incorporated by reference to Exhibit 14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

21	Subsidiaries of the Registrant. [incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.