Form 10-Q
period 2010-03-31
Sunset Suits Holdings, Inc.
filed 2010-05-24
CIK 1433665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-28543

SUNSET SUITS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1516905
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

ul. Starołęcka 18
61-361 Poznań, Poland
(Address of principal executive offices, Zip Code)

+48 (61) 642 40 04
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [     ]             No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010 is as follows: 12,499,645

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,499,645

Transitional Small Business Disclosure Format (check one):

Yes [     ]             No [ X ]

1

ITEM 1.     FINANCIAL STATEMENTS

SUNSET SUITS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	March 31,	December 31,
	2010	2009
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$169	$379
Accounts receivable	2,154	1,261
Receivables from related parties	1,874	815
Other trade receivables	280	446
Inventories	2,495	3,220
Deferred taxes	726	734
Prepaid expenses and other current assets	776	235
Assets held for sale	0	3,653
Total current assets	6,320	9,482

Non-current assets
Property and equipment, less accumulated depreciation and amortization	3,718	3,767
Other intangible assets, net	2,124	2,140
Deferred taxes	24	24
Long term investments	2,282	2,538
Assets held for sale	0	7,694
Total non-current assets	8,148	16,164

Total assets	$14,468	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	March 31,	December 31,
	2010	2009
	unaudited

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Short-term borrowings	$38	$41
Current portion of finance lease payable	5	3
Current portion of long-term debt	2,024	1,823
Accounts payable	4,408	3,335
Income and other taxes payable	3,489	3,300
Accrued employee compensation and benefits	554	414
Accrued liabilities and other	251	296
Liabilities associated with assets held for sale	0	9,808
Total current liabilities	10,768	19,020

Non-current liabilities:
Provisions	211	138
Long-term debt	4,754	4,942
Liabilities associated with assets held for sale	0	7,753
Total non-current liabilities	4,965	12,832

Stockholders equity:
Preferred stock $0.001 par value, shares authorized and issued: none	0	0
Common stock, $0.001 par value, shares authorized: 12,499,645 shares issued 12,499,645	12	12
Additional paid-in capital	11,883	11,883
Net income (loss)	4,960	(5,034)
Retained earnings (deficit)	(9,976)	(4,942)
Accumulated other comprehensive income (loss)	(8,143)	(8,125)
Total stockholders equity	(1,265)	(6,207)

Total liabilities and stockholders' equity	$14,468	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Statement of Operations

Statement of Operations for the period of	Three Months Ended	Three Months Ended	Twelve Months Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	unaudited	unaudited
Net sales, retail shops	$4,414	$5,695	$26,586
Net sales	4,414	5,695	26,586
Cost of goods sold	2,100	2,157	11,319
Gross profit	2,314	3,538	15,267

Operating expenses:
Sales and marketing, including:	3,464	3,573	16,463
expenses from related parties	345	620	1,871
expenses from unrelated parties	3,119	2,953	14,592
General and administrative, including:	410	381	2,075
Total operating expenses	3,874	3,954	18,538
Operating income (loss)	(1,561)	(416)	(3,271)

Gain (loss) on disposal of fixed assets, net	(60)	(4)	(647)

Interest income	1	19	4
Interest expense	274	177	554
Gain (loss) on transaction in foreign currency	(37)	(21)	(74)

Income (loss) before income taxes	(1,931)	(599)	(4,542)
Income tax expense (benefit)	570	126	468

Income (loss) from Continuing Operations	$(1,361)	$(473)	$(4,073)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax of $ 87 (benefit)	(509)	(1,062)	(961)
Gain on disposal of production facility held for sale, net of tax	6,831	0	0
Income (loss) from Discontinued Operations	$6,321	$(1,062)	$(961)

Net Income (Loss)	$4,960	(1,534)	(5,034)

Earnings (loss) per share
Continuing operations	$(0.11)	$(0.04)	$(0.33)
Discontinued operations	$0.51	$(0.08)	$(0.08)

Earnings (loss) per share (basic and diluted)	$0.40	$(0.12)	$(0.40)

Shares used in computing per share amounts:
Weighted average common shares outstanding	12,499,645	12,499,645	12,499,645

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Statement of Cash Flows

	Three Months	Three Months	Twelve Months
Cash Flow for the period of	Ended	Ended	Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss)	$4,960	$(1,534)	$(5,034)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	265	191	1,017
Loss (gain) on property and equipment disposals	0	0	589
Gain on sale of production facility held for sale	(6,831)	0	0
Deferred income taxes	(101)	(112)	(766)
Changes in assets and liabilities:
Accounts receivable	(556)	772	2,858
Inventories	409	(355)	351
Prepaid expenses and other current assets	(280)	(969)	(1,629)
Accounts payable	1,011	1,015	1,636
Other liabilities	1,267	797	2,835

Net cash provided by (used in) operating activities	144	(193)	1,857

Cash flows from investing activities:
Purchases of investments	(68)	0	(01)
Proceeds from the sale of production facility held for sale	16	0	0
Purchases of property and equipment	(128)	(385)	(1,372)

Net cash provided by (used in) investing activities	(180)	(385)	(1,373)

Cash flows from financing activities:
Principal payments under capital lease	(154)	(26)	(142)
Proceeds from long term debt	0	5	26
Repayments of borrowings	(26)	(194)	(1,001)

Net cash provided by (used in) financing activities	(180)	(216)	$(1,117)

Effect of exchange rate changes on cash and equivalents	6	(13)	(80)

Net change in cash and equivalents during period	(210)	(807)	(713)

Cash and equivalents, beginning of period	379	1,081	1,102

Cash and equivalents, end of period	$169	$274	$388
Less asset held for sale (discontinued operation)	$0	0	9
Cash and equivalents, end of period	$169	$274	$379

For the three months ended March 31, 2010 and March 31, 2009 total cash paid for interest amounted to $16 thousand and $39 thousand respectively.
For the three months ended March 31, 2010 and March 31, 2009 total cash paid for taxes amounted to $298 thousand and $781 thousand respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Fashion Service Sp. z o. o.

Fashion Service Sp. z o. o. (“Fashion Service”) was incorporated in Poland in November 2007 in accordance with the Laws of the Republic of Poland. Fashion Service Sp. z o. o. was created through an in-kind contribution consisting of assets of the manufacturing and wholesale segments of Sunset Suits Men’s Fashion Moda Męska. On March 26, 2010, Sunset Suits S.A. completed the sale of its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd., headquartered in Limassol, Cyprus.

Bohemia s.r.o.

Bohemia s.r.o. (“Bohemia”) is a corporation incorporated in accordance with the Laws of the Czech Republic. On July 9, 2009 Bohemia was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Bohemia is owned solely by Sunset Suits Holdings, Inc. Bohemia sells products through its own network of 8 retail stores in the Czech Republic.

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

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

OU Posnania

OU Posnania (“Posnania”) is a corporation incorporated in accordance with the Laws of the Republic of Estonia. Posnania was incorporated by Mirosław Kranik in 2005, our major shareholder. On July 10, 2009 Posnania was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Posnania is owned solely by Sunset Suits Holdings, Inc..

Basis for preparation

The condensed consolidated financial statements of Sunset Suits Holdings, Inc. include the financial statements of Sunset Suits Holdings, Inc., and its wholly-owned subsidiaries Sunset Suits S.A., Fashion Service Sp. z o. o. (t the date of the sale), Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania (the “Group”) for all periods presented and are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Intercompany transactions and intercompany balances have been eliminated. All financial data in the condensed consolidated financial statements is expressed in thousands of US dollars, unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements of the Group and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive condensed consolidated financial statements and should be read in conjunction with our audited condensed consolidated financial statements for the year ended December 31, 2009.

The Group classified the manufacturing operations of Fashion Service as discontinued. Management decided to cease production in Poland and sell its manufacturing segment to an unrelated party in the fourth quarter of 2009. The operations of Fashion Service comprise all of the activities in the manufacturing segment. In accordance with FAS 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Financial Statements and notes have been reclassified to reflect the results of these operations as discontinued operations. See Note 20 Discontinued Operations of Notes to Consolidated Financial Statements for further discussion of these discontinued operations.

Going concern

As of the date these financial statements have been prepared, the Group has a negative working capital amounting to $4,448 thousand. Subsequent to March 31, 2009 the Group reported a decrease in total sales with relative lower decrease in operating costs, which resulted in a net loss and a further decrease of total shareholders’ equity. Management is aware of this unfavorable financial situation of the Group and prepared a recovery plan. The plan assumes: i) improvement of operating margin; ii) negotiations with suppliers to extend payments terms; iii) negotiations with fiscal authorities to extend payments of taxes; iv) negotiations with landlords to decrease operating lease costs; iv) issuance of debt to finance current business activity. We have already accomplished several extensions of tax payment due dates and several lease payment due dates.

Subsequent steps to remedy the financial situation of the Group depend on raising funds. The achievement of Management plans is dependent on the final outcome of negotiations with suppliers and fiscal authorities. As of the date of these financial statements, these negotiations are still undergoing and their final outcome is uncertain. Therefore as of the date these financial statements have been prepared, there is a substantial doubt about the Group’s ability to continue as a going concern. However, the March 31, 2010 condensed consolidated financial statements of the Group have been prepared on the going concern basis as Management believes the Group will be able to continue as a going concern for the next 12 months.

Principles of consolidation

These consolidated financial statements include Sunset Suits Holdings, Inc., and its wholly owned direct or indirect subsidiaries Sunset Suits Holdings, Inc. including, Sunset Suits Holdings, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o.(since January 1, 2010 to March 26, 2010), Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania. SIA Sunset Riga was not owned by Sunset Suits Holdings until January 22, 2009, Bohemia s.r.o. was not owned by Sunset Suits Holdings until July 2009, OU Posnania was not owned by Sunset Suits Holdings until July 10, 2009 and UAB Sunset Suits Vilnius was not owned by Sunset Suits Holdings until August 25, 2009. Prior to these dates all of these entities were solely owned by Mr. Miroslaw Kranik and hence they were under common control with Sunset Suits Holdings, Inc. Consistent with the provisions of paragraphs D8–D14 of Appendix D of FAS 141(R) (now within FASB ASC 805-50) the Company accounted for the acquisitions of the aforementioned business entities as transfers of assets under common control. Since the transfer of net assets from Sunset Suits Men’s Fashion - Moda Męska to its successors – Sunset Suits S.A. and Fashion Service Sp. z o. o. resulted in a change of reporting entity; in practice the accounting method used for consolidation is similar to the pooling of interest method. The accounts of all entities are included as if they had always been consolidated. This method has been applied also to consolidation of Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania for the three months ended March 31, 2010 and comparative periods of three months ended March 31, 2009 and twelve months ended December 31, 2009. The recorded assets and liabilities of separate entities are consolidated in the financial statements. The financial statements of the Group are therefore called consolidated financial statements.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The condensed consolidated financial statements, prepared in accordance with US GAAP differ in certain material respects from financial statements of Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises incorporated in Poland (“Polish GAAP”), Czech Republic (“Czech GAAP”), Lithuania (“Lithuanian GAAP”), Latvia (“Latvian GAAP”) and Estonia (“Estonian GAAP”). The accompanying condensed consolidated financial statements reflect adjustments not recorded in the books and records of Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania to present them in conformity with US GAAP. All adjustments are applied retrospectively and financial statements of the subsidiaries have been restated. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The Group’s condensed consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with SFAS No. 52, “Foreign Currency Translation” (now ASC 830-10). Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity in accumulated other comprehensive income. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

Translation of amounts from PLN into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

March 31, 2010
Balance sheet	PLN 2.8720 to US$1.00
Statement of income and comprehensive income	PLN 2.8841 to US$1.00

March 31, 2009
Balance sheet	PLN 3.5416 to US$1.00
Statement of income and comprehensive income	PLN 3.4420 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

Income Taxes

The Group uses the asset and liability method of accounting for income taxes. Current tax assets and liabilities are recognized for the estimated corporate income taxes payable or refundable on the tax returns for the current year. The taxes are paid in the country where an entity operates. Tax liability estimation is made separately for each entity using a tax charge applicable for the country the entity operators. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. Valuation allowances are recorded to reduce deferred tax assets when uncertainty regarding their realizability exists.

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

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

Use of estimates

The preparation of the Group’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairments, employee benefit plans, environmental accruals, taxes and contingencies. These estimates may be adjusted as more information becomes available, and any adjustment could be significant.

3. CLASSIFICATION OF BUSINESS SEGMENTS IN CONTINUING AND DISCONTINUED OPERATIONS

The Group classifies the results from operations of our continuing and discontinued operations in our condensed consolidated statements of income based on the provisions of "Presentation of Financial Statements" in the Accounting Standards Codification ("ASC"). Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a part of our business will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a part of our business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported condensed consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we designated our production segment to be held for sale that was previously included in continuing operations. Therefore at December 31, 2009 the production segment was presented as held for sale and classified as discontinued operations. The details are presented in note 20 below.

Sunset Suits Holdings, Inc. |
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

4. ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009
	unaudited
Related party trade receivables	$1,874	$815
Other trade receivables	280	446

	$2,154	$1,261

All amounts in the above table are presented net of bad debt allowance. As of March 31, 2010 and as of December 31, 2009 there was no allowance for doubtful debts recorded.

5. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2010	2009
	unaudited
Merchandise Gross	2,781	3,508
Allowance for slow moving inventory	(286)	(288)

	$2,495	$3,220

Merchandise are manufactured products ready for sale stored in retail stores.

Inventories pledged to banks - At March 31, 2010 and at December 31, 2009, all inventories amounting to $2,085 thousand and $2,799 thousand, respectively, were pledged to banks pursuant to loan agreements.

6. PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,	Useful lives
	2010	2009	(years)
	unaudited
Leasehold improvements	$4,439	$4,389	5 - 10
Machinery and equipment	482	487	3 - 20
Vehicles	28	30	3 - 5
Furniture and fixtures	66	68	3 - 8
Construction in progress	352	335	-
Gross	5,367	5,309

Less: accumulated depreciation and amortization	1,649	1,543

Net	$3,718	$3,767

Included in the buildings, leasehold improvements and machinery and equipment costs shown above are $2,328 thousand (PLN 6,687 thousand) and $2,346 thousand (PLN 6,687 thousand) of historical costs at March 31, 2010 and December 31, 2009, respectively, are presented at estimated historical cost as described in Property, Plant, Equipment and Depreciation and Amortization policy note.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Included in the group of vehicles and machinery and equipment of property, plant and equipment are capitalized leases amounting to $94 thousand and $113 thousand (net book value) as of March 31, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $86 thousand and $191 thousand for the three months period ended March 31, 2010 and March 31, 2009, respectively. At March 31, 2010 and December 31, 2009, we had no outstanding commitments relating to the construction or remodeling of retail store locations. At March 31, 2010, we had approximately $20 thousand in outstanding commitments relating to the design and implementation of new computer software systems. During the three months of the year 2010 and twelve months of the year 2009 we did not capitalize any interest as part of the cost of major capital projects.

Property Plant and Equipment pledged to banks - At March 31, 2010 and at December 31, 2009, all property plant and equipment amounting to $3,376 thousand and $ 3,013 thousand, respectively, were pledged to banks pursuant to loan agreements.

7. OTHER INTANGIBLE ASSETS

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

8. LONG TERM INVESTMENTS

Long term investments consist of the following:

	March 31,	December 31,
	2010	2009
	unaudited
Deposits	$1,354	$1,603
Long term investments	927	935

	$2,282	$2,538

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The majority of the deposits are returned in nominal amount with no interest accounted, according to lease agreements. The nominal value of the deposits amounted to $1,392 thousand and $1,645 thousand, respectively, as of March 31, 2010 and December 31, 2009. Since the deposits are recoverable in more than one year, the Group recorded the deposits at the present value of the eventual deposit receipt. The difference between the present value and future value of the deposits are accounted for as a discount and amortized over the term of the lease, resulting in amortization of deposit discount amounting to $38 thousand and $42 thousand, for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Long term notes receivable are from Market System Sp. z o. o.. As of December 30, 2009 OU Posnania, SIA Sunset Riga and UAB Sunset Suits sold its former receivable from Mr. Mirosław Kranik to Market System Sp. z o. o. at its nominal value amounting to $994 thousand. According to the agreement the notes are receivable on January 2, 2015 and accrue a fixed interest of 6% per annum payable together with the principal (zero coupon notes). Pursuant to ASC 820-10 Management valued the notes as of December 31, 2009. The estimated annual market yield for the notes amounted to 7.33% per annum and the fair market value of notes as of December 31, 2009 amounted to $935 thousand. The note may represent a concentration of credit risk. The Company maintains a provision for potential credit losses based on expected collectability of the note, which the Company believes is adequate. As of March 31, 2010 the provision is nil.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

9. INCOME AND OTHER TAX PAYABLES

Income and other tax payables consist of the following:

	March 31,	December 31,
	2010	2009
	unaudited
Corporate income tax payable	$584	$596
Personal income tax payable	580	490
Value added tax payable	561	559
Social security tax payable	1,764	1,655

	$3,489	$3,300

Less: Settled in long term	0	0

	$3,489	$3,300

Personal income tax in Poland in the years 2009 and 2010 was charged at 18 and 32% of the assessable personal income. Employee part of social security tax in Poland is charged at approximately 19% on the employee gross salaries. Personal income tax in Czech Republic, Lithuania, Latvia and Estonia was charged at 15%, 20%, 23% and 21% of the assessable personal income respectively.

10. INCOME TAXES

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

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

	March 31,	December 31,
Corporate Income Tax:	2010	2009
	unaudited	restated
Current	$578	$0
Deferred	(8)	468
	570	468

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$7	$34
Intangible asset valuation and amortization	2	0
Loss and credit carry forwards	228	376
Deferred compensation	400	348
Inventory valuation	52	0
Other (net)	60	0
Net deferred tax asset (liability)	750	758

Included in:
Current assets	$750	$734
Noncurrent assets	24	24
Current liabilities	0	0
Noncurrent liabilities	0	0
Net deferred tax asset (liability)	750	758

A deferred tax liability is recognized primarily on our fixed assets that has been already amortized for tax purposes but are still being depreciated for accounting purposes.

For the three months period ended March 31, 2010 a current income tax amounting to $578 thousand is recorded as a accrued tax asset arising from the taxable losses for the first three months of 2010. It is expected to be recovered as an offset to income tax liabilities eventually expected to be due 2010. This current tax asset is included in prepaid expenses and other current assets on the balance sheet as of March 31, 2010.

A deferred tax asset is recognized primarily on deferred compensation, and losses carried forward. Management is of the opinion that a deferred tax asset is not fully recoverable and that the losses incurred in the three months ended March 31, 2010 will not be fully utilized to offset taxable income to be generated in future years as positive financial results are expected in the next few fiscal years. As a result, management provided for a deferred tax asset allowance amounting to $416 thousand. Management is therefore of the opinion that deferred tax asset amounting to $750 thousand will be fully utilized to offset taxable income to be generated in future years as positive financial results are expected in the next few fiscal years.

11. FINANCIAL INSTRUMENTS

At March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximated its carrying value because of the variable rate interest rates of the debt.

As a result of the Group’s credit facilities, the Group is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. The Group does not use derivative financial instruments to minimize the risks and or costs associated with such risks.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

12. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	unaudited
Secured Notes due 2013, net of unamortized discount, in USD (BGZ) with interest at LIBOR+2.5% p.a.	$3,775	$3,758
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	368	361
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	715	739
Secured Notes due 2013, net of unamortized discount, in PLN (BGZ) with interest at WIBOR+1.5% p.a.	90	89
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	1,032	1,014
Secured Notes due 2011, net of unamortized discount, in PLN (Bank Slaski) with interest at WIBOR+2.0% p.a.*	798	804
	6,778	6,765

Less: current portion	2,024	1,823

	$4,754	$4,942

All of our notes contain certain covenants, including, among others, restrictions on liens and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 4.15% and 4.56% at March 31, 2010 and December 31, 2009, respectively.

All loans are secured by the Company’s assets that function as collateral.

LIBOR is the basis for variable interest rate for credits denominated in USD defined as the London Inter Bank Offer Rate. WIBOR is the basis for variable interest rate for credits denominated in PLN defined as the Warsaw Inter Bank Offer Rate.

13. PROVISIONS

The Group provides provisions for unsettled legal claims and a provision for retirement obligation.

No defined benefit plan is provided by the Group. According to Polish law there is an obligation to pay each employee one monthly salary before retirement. Accordingly, the Group calculates its obligation at each financial statement date. Provision for retirement obligation is calculated based on actuarial method.

Provisions by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009
	unaudited
Provision for unsettled legal claims	$206	$134
Provision for retirement obligation	5	3

	$211	$138

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

14. EMPLOYEE BENEFITS

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

The Group incurred expenses relating to employee benefits amounting to $203 thousand and $259 thousand for the three months ended March 31, 2010 and March 31, 2009, respectively.

15. COMMITMENTS AND CONTINGENCIES

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

Trouble Debt Restructuring

Predecessors or affiliates of the Group had defaulted on payment on certain long term debt in the past. As a result of bank settlements, part of the interest was suspended. If the bank settlements are breached, the accrued interest might be claimed by financial institutions. Total interest suspended amounted to $3,160 thousand at March 31, 2010 and it is not accrued in the Group’s financial statements. This suspended interest can be claimed by the counterparty financial institutions should we fail to pay interest on the existing bank notes in a timely manner. Management is of the opinion that the risk of breaching the bank settlement agreement is low.

Operating Leases

In the normal course of business, the Group rents retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the applicable Group member’s discretion after the completion of the base rental terms. Certain of the rental agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of March 31, 2010 there were lease agreements that last from 3 months up to 10 years. The following table presents the future minimum rental payments as of the date of the latest balance sheet presented:

						Payments
	December	December	December	December	December	after
	31,	31,	31,	31,	31,	December 31,
Twelve months ended	2010*	2011	2012	2013	2014	2014

Future minimum rental payments	$3,860	$4,116	$2,898	$2,070	$1,193	$2,039

*Nine months ended.

The Group recognizes lease expense on a straight-line basis over the term of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements (including occupancy costs) were $1,695 thousand and $1,711 thousand for the three months ended March 31, 2010 and March 31, 2009, respectively. Approximately 75% (in money terms) of lease agreements are denominated in foreign currencies – U.S. dollars and Euro. These two foreign currencies are commonly used in Poland in agreements for rentals of retail space.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

16. SHAREHOLDERS’ EQUITY

Common Stock

At the date of these financial statements there were 12,499,645 of ordinary shares at $0.001 PAR value authorized.

17. GEOGRAPHIC AREA INFORMATION

The Group's sales by geographic destination are analyzed as follows:

	March 31,	December 31,
	2010	2009
	unaudited
Poland	$ 14,454	$ 33,224
Continuing Operations	14,454	17,215
Discontinued Operations (Assets held for sale)	-	16,009
Other – European Countries	2,749	2,840
Sunset Suits Bohemia, s.r.o.	1,185	1,240
SIA Sunset Riga	577	593
UAD Sunset Vilnius	923	942
OU Posnania	64	65
Elimination&Other	(2,736)	(10,418)
Total assets	$ 14,468	$ 25,646

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

The Group's segment total assets by geographic location are analyzed as follows:

	March 31,	December 31,
	2010	2009
	unaudited
Poland	$13,896	$33,224
Continuing Operations	13,896	17,215
Discontinued Operations (Assets held for sale)		16,009
Other – European Countries	2,749	2,840
Sunset Suits Bohemia, s.r.o.	1,185	1,240
SIA Sunset Riga	577	593
UAD Sunset Vilnius	923	942
OU Posnania	64	65
Elimination&Other	(2,736)	(10,418)
Total assets	$13,909	$25,646

The Group's non-current assets by geographic location are analyzed as follows:

	March 31,	December 31,
	2010	2009
		restated
Poland	$3,376	$3,389
Other – European Countries	342	378
Czech Republic	240	260
Latvia	64	73
Lithuania	38	45
Total assets	$3,718	$3,767

18. DISCONTINUED OPERATIONS

Statement of Operations

Management approved a plan to exit production in Poland in the fourth quarter of 2009. For some time, the cost of maintaining of production facility in Krzyzanowo has been increasing due to the diseconomies of scale. As a consequence on March 26, 2010, Sunset Suits S.A. completed the sale of its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd., headquartered in Limassol, Cyprus. The sale was part of a restructuring plan initiated in the fourth quarter of fiscal year 2009 to improve the Company’s operating margin. The Group decided to source its merchandise through a supply chain from the Far East instead of own production. Consequently management sold the Fashion Service production facility on March 26, 2010. With the recent exit, the Company will no longer have continuing involvement with production in Poland. However a small sales outlet will be maintained in Krzyzanowo.

As a result of selling the production operations at the Krzyzanowo facility, the operations of the production segment have now been classified as discontinued operations. In accordance with FAS 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.

The Group currently estimates that the pre-tax charges related to exit activities at Krzyzanowo facility will be approximately nil.

In accordance with FASB Statement No. 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the production facility has been classified as discontinued operations, whereby its operating results are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Operations and all prior periods have been restated.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

Assets Held for Sale

There were no assets held for sale as of March 31, 2010.

As a result of the production exit plan described in note 20 above, at December 31, 2009, factory assets totaling $11,348 thousand were classified as held for sale, including $7,694 for a long lived assets and $3,654 thousand for current asset. At December 31, 2009, liabilities related to this exit plan totaled $28,908 thousand, including $3,085 of accounts payable, $12,497 of tax payables and $1,978 thousand of other payables of the factory asset held for sale. The Company subsequently sold the factory assets and liabilities held for sale on March 26, 2010 for $16 thousand cash and recognized a non-cash gain on the sale of $5,055, net of $1,776 of taxes.

19. RELATED PARTY TRANSACTIONS

The Group reported related party transactions with Mr. Miroslaw Kranik our major shareholder and Chief Executive Officer. The Group also reported transactions with Donald Chodak – our Chairman of the Board of Directors.

Following tables disclose the Group's related party transactions:

Receivables to related party	March 31,	December 31,
	2010	2009
Miroslaw Kranik	$1,874	$815

Total	$1,874	$815

The presented above receivables from Mr. Miroslaw Kranik is mainly resulting from prepayments for retail outlets construction on behalf of Mr. Kranik.

Expenditures to related party	March 31,	March 31,	December 31,
	2010	2009	2009
Miroslaw Kranik, including:	$318	$620	$1,871
Inventories
Property and equipment	100	282	994
Materials & services	218	338	877

Donald Chodak	27	0	120
Total	$345	$620	$1,991

The presented above expenditures to related party results from purchases of services and furniture and fixtures from Mirosław Kranik’s Men’s Fashion sole proprietorship.

During the year 2009 Mr. Chodak purchased 250,000 of common shares of Sunset Suits Holdings, Inc. from Mr. Kranik, which constituted 2% of our common shares. This purchase of shares was not any kind of remuneration for Mr. Chodak.

At March 31, 2009 Mr. Mirosław Kranik owed 35.96% of the share equity of Sunset Suits Holdings, Inc.

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

20. SUBSEQUENT EVENTS

Management has evaluated, for potential recognition and disclosure, events subsequent to the date of the balance sheet through the date of this filing.

Poznań, May 20, 2010

Mirosław Kranik
Chief Executive Officer
Sunset Suits Holdings, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of Sunset Suits Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Sunset Suits” are to our wholly-owned subsidiary Sunset Suits S.A., a Polish company; (iii) “Fashion Service” are to our former wholly-owned subsidiary Fashion Service Sp. z o.o., a Polish company; (iv) “Men's Fashion” are to the predecessor company to Sunset Suits, Sunset Suits Men's Fashion - Moda Męska; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “Poland,” “Polish” are to the Republic of Poland; (ix) “PLN” are to the legal currency of Poland, the Polish Zloty; (x) “EUR” or “Euro” are to the legal currency of the European Union; (xi) “U.S. dollars,” “dollars,” “USD” and “$” refer to the legal currency of the United States; (xii) “LIBOR” are to the London Interbank Offered Rate; and (xiii) “WIBOR” refers to the Warsaw Interbank Offered Rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

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

We generate revenue through retail sales of our menswear, which we sell mainly through our retail sales outlets. For the three months ended March 31, 2010, we had net sales of $4.41 million, compared to net sales of $5.70 million for the three months ended March 31, 2009.

For the three months ended March 31, 2010, our distribution was carried out through a network of 82 retail outlets in Poland (90 retail outlets as of March 31, 2009). We intend to continue to build upon our business strategy by implementing new initiatives to promote our products and to fill product and brand portfolio needs as evidenced by our opening of new retail stores in premier malls in Poland. We opened 2 of new stores during the three months ended March 31, 2010.

Of our 82 existing stores, a number are located on the street in smaller cities. We are monitoring the profitability of these stores. It is possible that we could decide to close some of these stores if we determine that they do not have the potential to be profitable. Eight such stores were closed during the three months ended March 31, 2010.

In the next 3 to 5 years we plan to develop and to increase the number of our retail stores overall. Our long term plans include doubling the current number of Sunset Suits retail locations. As part of these plans, we also intend to continue to expand our operations globally, through direct marketing and through partnerships with licensees. With our 3 stores in Latvia, 8 stores in the Czech Republic, and 5 stores in Lithuania, we have begun working towards our goal of increasing our international presence. We are focused on medium sized stores (approximately 50 to 70 square meters per store) located in large and medium-sized malls with large numbers of customers seeking traditional styles, good quality and competitive prices.

In the long term, our intention is to restructure our retail operations as follows:

  Up to 40 premium shops (around 70 square meters per shop) concentrated in prestigious and modern locations to develop brand strength and to become a modern market player vis-à-vis the closest competitor that offers higher prices for comparable quality and design;

  Up to 60 medium shops (around 100 square meters per shop) concentrated in large malls with the majority of market flow is clients who are not focused on modern and current trends in design, but instead are looking for traditional shape, good quality and competing prices;

  Up to 80 low cost shops (around 50 square meters per shop) concentrated in small malls and hypermarkets with the majority of the market flow of clients focused on low prices; and

  Franchising shops in urban areas outside the center.

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

Summary of Financial Performance

As of March 31, 2010, we had negative equity (liabilities in excess of assets) of $1.27 million and negative working capital (current liabilities in excess current assets) of $4.45 million. Our net income for the three months ended March 31, 2010 was $4.96 million. Our net loss from continuing operations for the three months ended March 31, 2010 was $1.36 million. Our net profit from discontinued operations for the three months ended March 31, 2010 was $6.32 million.

The negative working capital and equity, along with our loss for the most recent twelve month period raise a substantial doubt about our ability to continue as a going concern. In addition to seeking new debt financing, which may not be possible, or which may come at a high cost, we are implementing various plans both to increase profitability and cash flow both to continue operations and to finance expansion plans. In addition, our management also expects, if necessary to continue operations, that it can conserve cash by delaying the payment of certain of its liabilities and by decreasing inventory purchases. Some of the possible sources of improving profitability and cash flow through which we seek to be able to internally finance much of the expansion are as follows:

  We are attempting to increase our gross margin for 2010 as a result of the full implementation of our revised strategy of higher pricing and certain improvements in our supply chain which began in 2008, and maintenance of those margins thereafter. We may, however, be unsuccessful in the further implementation of this strategy.

  We are attempting to increase sales efficiency (i.e., sales per store) by opening more stores in prime mall locations and closing stores that are not profitable. We do have the risk, however, that increases in sales will turn out to be insufficient to cover the higher occupancy costs of the prime locations. Additionally, because of the global financial crisis, we are opening fewer new stores than we originally planned. Our current financial condition allows us to open up to 10 new retail outlets per year. In addition, due to the impact of the global financial crisis on our Company, we anticipate that our development plans have been delayed by two years..

  We are engaging in a cost cutting policy focused on negotiations of rent agreements and salaries, negotiations with raw materials suppliers and a reduction in the number of employees. We believe that because of the global economic crisis we will have some success in the negotiations. It is possible, however, that we will either be unsuccessful in cutting costs or that the reductions in costs will be concurrent with the receipt of less value from suppliers, resulting in no net benefit to the Company.

  We plan to attempt to renegotiate the payment schedules with our trade creditors. We believe that many of the creditors will have an incentive to provide terms so as to increase the likelihood of collection of the full amount due. We could, however, be unsuccessful in our efforts. Accordingly, we may need to make concessions to the creditors that will be more costly to the Company than the benefit received.

  We plan to attempt to renegotiate the terms of our bank settlement agreements. If we are successful, we would not increase our operating cash flow but would increase the availability of existing operating cash flow to be used for capital investment. We could, however, be unsuccessful in our efforts.

  To the extent that our expansion plan is successful, it would provide additional cash flows to finance later expansion of the Company. However, any new stores may prove to be unprofitable, or insufficiently profitable to provide an acceptable return on our investment. Our ability to finance capital investments from operating cash flows in future years will be negatively impacted if we are unable to achieve our objectives in the near term. We are capable, however, of scaling back the expansion plans, if necessary, to be conducted over a longer period than anticipated

Our ability to generate operating cash flow from increases in retail sales is due to immediate receipt of cash upon sales. We do not need working capital in the form of accounts receivable to generate sales. We will, however, need to finance additional accounts receivable for our new distribution channels, like volume sale to corporations with customized discounts. A significant portion of inventory, which is necessary for our retail operations, can be financed through credits of accounts payable.

We believe that in a normalized situation with no growth or decrease in sales, operating cash flows would tend toward net income plus depreciation and amortization, which $0.27 million during the three months ended March 31, 2010. If we were to have stagnant costs and sales, we would not, however, be able to achieve this operating cash flow in the short run. Even with successful settlements to stretch our tax payments we would still have to repay the remaining old tax and trade obligations.

Principle Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Economic growth in Poland. Growth in Poland’s GDP, employment and wages should result in increased demand for our products. According to the Polish Central Statistical Office, Poland’s economic growth in 2009 measured by the country’s GDP was 1.7% compared to 2008. The GDP for the first quarter 2010 showed 2.8% increase over the fourth quarter of 2009. Domestic demand, which is the main factor in GDP growth, reached 2.3% during the first quarter of 2010, with total consumption and individual consumption showing increases of 2.5% and 3.3%, respectively, over the fourth quarter of 2009. The contribution of individual consumption to GDP growth in 2009 was 2.3%. The International Monetary Fund forecasts that Polish GDP growth for 2010 will approximate 2.7%. The Monetary Policy Council estimates that Poland's economic growth is slowing due to the current global economic crisis, and that this slowdown will be further impacted by a deteriorating business outlook and greater difficulty in accessing credit. Despite continued over-liquidity in the banking system, borrowing costs remain high. At the same time, data from the Monetary Policy Council indicates that unemployment is on the rise and wage growth is slowing.

  Global financial crisis. The downturn in global financial markets might affect negatively the forecasted Polish GDP growth, and as a result decrease our customers' purchasing power. This might negatively affect our projected total sales increase and deteriorate our profit margins. The negative impact of the global financial crisis is believed not to affect the Polish economy as seriously as the US economy, however. This is, among others reasons, due to a lower reliance of Polish corporations and households on financial markets. Polish corporations finance their operations from their own resources in larger part than US corporations. Polish households' dependence on mortgage loans is significantly smaller than in the US.

  Clothing market development. The Polish clothing market has grown significantly in recent years. According to GUS (Polish National Statistical Office), from 2005 through 2008, the average yearly increase in the Polish clothing sector was in range 5% to 18% per year. According to the reports of PMR Research (a well-recognized market research company specializing in Central and Eastern Europe) the total clothing and footwear market in Poland reached in 2008 27.2 billion PLN ($9.5 billion) and 25.5 billion PLN ($8.9 billion) in 2009. After the observed decrease in 2009 of 6.3%, PMR estimates the market value for the year 2010 to be 26.8 billion PLN ($9.4 billion). This means an increase of 5.1% as compared to the year 2009. The downturn in global financial markets might negatively affect future clothing and footwear markets in Poland, in turn decreasing our projected total net sales and profit margins. On the other hand, our market position may result in an increase in projected total net sales and profit margins, as customers switch from the higher priced sector to our medium-priced segment.

  Supply chain development. We will continue to seek high quality and cheaper sources of supply abroad, particularly finished products. Since we focus on increase in liquidity, increased liquidity would allow us to make larger and more systematic orders from our suppliers and will result in a decrease of the purchase prices. Lower purchase prices have decreased our cost of goods sold resulting in higher operating margins beginning from the second quarter of 2008. We believe that our overall supply chain development process will continue to result in increased profit margins eventually.

  Increase in exports. We plan to expand sales of our products to foreign markets. This goal has been achieved through acquisitions of shares in local companies operating retail stores in Lithuania, Latvia and the Czech Republic, as well as through further development of retail outlets in these countries. We believe that the overall increase in export sales through our network of acquired retail stores will result in increased sales of menswear and positively affect our overall sales.

Sale of Production and Distribution Operations

On March 26, 2010, Sunset Suits S.A., our wholly owned subsidiary, entered into a purchase agreement (the “Agreement”) with XCRITO Ltd. (an unrelated third party), a corporation headquartered in Limassol, Cyprus (“XCRITO”), pursuant to which we sold to XCRITO 100% of our equity interest in our wholly-owned subsidiary Fashion Service. Pursuant to the Agreement, XCRITO agreed to pay to the Company $16,000, and in turn will acquire all of the assets and liabilities of Fashion Service, except for liabilities resulting from long term debt (including current amounts owed on such debt), equal to approximately $6,767,000, which will be assumed pursuant to the Agreement by Sunset Suits S.A.

In connection with the Agreement, Mirosław Kranik, our President and Chief Executive Officer, agreed to continue to manage the operations of Fashion Service for up to 90 days from the closing of the transaction. In addition, the Company has agreed to rent office space from Fashion Service in Krzyzanowo, Poland for a period of 6 months following the closing of the transaction. Our management estimates that we will obtain approximately 25% of our total inventory needs from Fashion Service for a period up to 6 months following the closing of the transaction.

The sale of Fashion Service was part of a restructuring plan intended to improve our operating margin. The size of our current retail operations was not sufficient to fully utilize the manufacturing capacity of Fashion Service. In order to do so, we would have been required to engage in wholesale distribution to large distributers or retail clients. We recognized lower gross margins from our manufacturing business segment as compared to its retail segment, which therefore lowered the gross margin of the Company as a whole. In addition, the manufacturing plant would have required major upgrades in order to satisfy our needs. Accordingly, our management decided that it was more cost effective and in the best interests of the Company and our shareholders to increase its sourcing of merchandise through a supply chain in Asia instead of maintaining its own production lines.

Short-Term Financial Plan

Our short-term financial plan for 2010 includes various initiatives as discussed above, through which we hope to achieve positive net income for the year and positive cash flows from operations or cash flows, which are negative only to the extent that we use cash to decrease our overdue tax payables. We believe that we will achieve this plan. If we are able to achieve positive cash flows from operations, it would allow us to simultaneously pay down our current debts and overdue loans and tax payables according to agreed schedules. It would also allow us to have sufficient cash flows to operate normally for the remainder of 2010. We are only in the preliminary stages of our application for these two long term loans for an aggregate amount of approximately $5 million. There is a significant possibility that we will not be successful in obtaining these loans. Any retail stores development for the remainder of 2010 is dependent on obtaining these loans, and or achieving positive cash flows from operations.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentages, in thousands of US dollars)

	Tree Months Ended			Tree Months Ended
	March 31, 2010			March 31, 2009
		Percent			Percent		Year to
		of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	$4,414	100%		$5,695	100%		(23%	)
Cost of sales	2,100	48%		2,157	38%		(3%	)
Gross profit	2,314	52%		3,538	62%		(35%	)
Administrative expenses	410	9%		381	7%		8%
Selling expenses	3,464	78%		3,573	63%		(3%	)
Total Expenses	3,874	88%		3,954	69%		(2%	)
Gain (loss) on disposal of fixed assets, net	$(60)	(1%	)	$(04)	(%)		1,444%
Interest income	1%			19%			(96%	)
Interest expense	274	6%		177	3%		55%
Gain (loss) on transaction in foreign currency	(37)	(1%	)	(21)	(%)		78%
Income before income taxes	(1,931)	(44%	)	(599)	(11%	)	223%
Income taxes	570	13%		126	2%		353%
Net income (loss) from Continuing Operations	(1,361)	(31%	)	(473)	(8%	)	188%
Income (loss) from Discontinued Operations	6,321	143%		(1,062)	(19%	)	(695%	)
Net (Loss) Income	4,960	112%		(1,534)	(27%	)	(423%	)

(All amounts, other than percentages, in thousands of Polish zloty)

	Tree Months Ended			Tree Months Ended
	March 31, 2010			March 31, 2009
		Percent			Percent		Year to
		of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	zl 12,729	100%		zl 19,603	100%		(35%	)
Cost of sales	6,056	48%		7,425	38%		(18%	)
Gross profit	6,673	52%		12,177	62%		(45%	)
Administrative expenses	1,183	9%		1,312	7%		(10%	)
Selling expenses	9,991	78%		12,298	63%		(19%	)
Total Expenses	11,174	88%		13,610	69%		(18%	)
Gain (loss) on disposal of fixed assets, net	(174)	(1%	)	(13)	(%)		1,194%
Interest income	2%			67%			(97%	)
Interest expense	791	6%		610	3%		30%
Gain (loss) on transaction in foreign currency	(107)	(1%	)	(71)	(%)		49%
Income before income taxes	(5,570)	(44%	)	(2,060)	(11%	)	170%
Income taxes	1,644	13%		433	2%		280%
Net income (loss) from Continuing Operations	(3,926)	(31%	)	(1,627)	(8%	)	141%
Income (loss) from Discontinued Operations	18,231	143%		(3,654)	(19%	)	(599%	)
Net (Loss) Income	14,305	112%		(5,281)	(27%	)	(371%	)

Revenues. Our net revenues for the three months ended March 31, 2010 amounted to $4,414,000 (including foreign operations), which is $1,282,000, or 23%, lower than for the same period in 2009, during which we had net revenues of $5,695,000. Such decrease was smoothed as a result of depreciation of USD to PLN by 19.3% . Net revenues, as denominated in PLN, dropped by 35%, which is the effect of a decrease in sales in the foreign network by 14% and by approximately 37% in Polish retail network. The decrease in sales was a net effect of a decrease of average retail prices by 16%, as well as of a decrease in total quantity of apparel sold by approximately 25%. The lower prices is a result of higher discounts used by the Group to sell out slow moving inventory. The lower quantity sold is a result of lower demand for our apparel being a result of the economic slowdown in Poland.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue decreased by 10% in the three months ended March 31, 2010, as compared to the same period in 2009. There was a decrease of 10% of gross margin in the Polish retail network, and a 11% drop in gross margin in our foreign network. Such a cumulative decrease was principally due to the inability to increase our retail prices during the first quarter of 2010. Actually our retail prices dropped by approximately 16%. The lower gross profit as percentage of total revenue is also a result of lower purchase discounts received from our suppliers during the three months period ended March 31, 2010, due to lower volume on our purchase orders.

Gross Profit. Gross profit was $2,314,000 for the three months ended March 31, 2010, compared to $3,538,000 for the three months ended March 31, 2009, which was a decrease of $1,224,000 or 35%. The decrease was mainly a result of lower net revenues and lower margins realized during the first quarter 2010.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total operating expenses in the three months ended March 31, 2010, amounted to $3,874,000, which is $80,000, or 2%, less than that of the three months ended March 31, 2009, during which we had operating expenses of $3,954,000. The decrease in our operating expenses is even higher if we take into consideration a depreciation of USD to PLN by 19.3% . As denominated in PLN, total operating expenses dropped by 18%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in the three months ended March 31, 2010 were $3,464,000 (78% of net sales), $109,000 or nearly 3% less than the $3,573,000 (63% of net sales) that we spent on selling and marketing during the three months ended March 31, 2009. A decrease in our selling and marketing expenses is mainly a net effect of the following factors: i) a decrease in average rent costs due to depreciation of Euro to Polish zloty by 12%; ii) a decrease in average salaries of selling staff by 28%. As denominated in PLN selling and marketing expenses dropped by 19%

  Administrative Costs. Administrative expenses were $410,000 (9% of net sales) and $381,000 (7% of net sales) in the three months ended March 31, 2010 and March 31, 2009, respectively. As denominated in PLN, administrative costs decreased by 10% or $129,000. A decrease in our general administration expenses was due to decrease in salaries of our administration personnel by 12%.

Gain (loss) on disposal of fixed assets. Loss on disposal of fixed assets amounted to $60,000 as of March 31, 2010. In the three months ended March 31, 2009, there was a loss on sale of fixed asset amounting to $4,000. The higher cost of disposal of fixed assets is related to closures of retail outlets that were not fully depreciated as of the date of shutting down. There were 8 retail outlets closures during the three months ended March 31, 2010, while there were 2 closures during the same period in 2009.

Interest Expense and Financing Costs. Interest expenses were $274,000 for the three months ending March 31, 2010 and $177,000 for the same period in 2009. An increase in total interest expense in 2010 as compared to 2009 is primarily the result of changes of translation rate of PLN to USD. As denominated in PLN the interest expenses increased by PLN 181,000 or 30%. Also the increase in interest expense can be explained by a higher cost of interest on overdue trade payables.

Result on transactions in foreign currency. The loss on transaction in foreign currency amounted to $37,000 in the three months period ended March 31, 2010. In the same period in 2009, we had a loss on transaction in foreign currency amounting to $21,000. An decrease in transaction in foreign currency by $16,000 is a result of stronger appreciation of US dollar to Polish zloty during the first quarter of 2010 than in the same period of the year 2009.

Income taxes. Income tax credit accounted for 29.5% of pre-tax income for the three months ended March 31, 2010 as compared to 21.0% of pre-tax income for the same period in 2009. We had an income tax credit of $570,000 in the three months ended March 31, 2010, as compared to income tax credit of $126,000 in the three months ended March 31, 2009. An increase in income tax credit is primarily due to taxable losses for the year 2009 and recognition of deferred tax asset resulting in deferred tax credit charge. Our effective tax rate is predominantly driven by the statutory Corporate Income Tax rate in Poland which is 19%. The statutory Corporate Income Tax rates in other countries do not significantly affect our tax charge since their share in the net profit or loss of us and our subsidiaries is not significant.

Net income/loss from continuing operations We had a net loss from continuing operations of $1,361,000 for the three months ended March 31, 2010 and a net loss from continuing operations of $467,000 for the same period in 2009. The decrease of $888,000 in the net income was principally due to lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which is primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Net income/loss from discontinuing operations We had a net income from discontinuing operations of $6,231,000 for the three months ended March 31, 2010 and a net loss from discontinuing operations of $1,062,000 for the same period in 2009. The net income from discontinuing operations for the three months ended March 31, 2010 is made up of a net operating loss of $509,000 and a gain on disposal of production facility held for sale of $6,831,000, net of tax.

Net income/loss (profit after taxes). We had a net income of $4,960,000 for the three months ended March 31, 2010 and a net loss of $1,534,000 for the same period in 2009. An increase of $6,494,000 in net income was principally due to gain on disposal of production facility held for sale.

Balance Sheet Analysis

(All amounts, other than percentages, in thousands of US dollars)

			Year to
	March 31,	December 31,	Year
	2010	2009	Change
ASSETS
Total current assets	$6,320	$9,482	(33%	)
Total non-current assets	8,148	16,164	(50%	)
Total assets	$14,468	$25,646	(44%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	$10,768	$19,020	(43%	)
Total non-current liabilities	4,965	12,832	(61%	)
Total stockholders’ equity	(1,265)	(6,207)	(80%	)
Total liabilities and stockholders' equity	$14,468	$25,646	(44%	)

			Year to
	March 31,	December 31,	Year
	2010	2009	Change
ASSETS
Total current assets	zl 18,151	zl 27,027	(33%	)
Total non-current assets	23,401	46,072	(49%	)
Total assets	zl 41,552	zl 73,099	(43%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	zl 30,925	zl 54,213	(43%	)
Total non-current liabilities	14,258	36,576	(61%	)
Total stockholders’ equity	(3,632)	(17,691)	(79%	)
Total liabilities and stockholders' equity	zl 41,552	zl 73,099	(43%	)

Current assets. Current assets as of March 31, 2010 amounted to $6,320,000. Current assets as of December 31, 2009 amounted to $9,482,000. A decrease of $3,162,000 or 33% is mainly a result of recording a sale of current-assets in the transaction of sale of Fashion Service to the third party. Current-assets held for sale amounted to $3,653,000 as of December 31, 2009.

Non-current assets. Non-current assets as of March 31, 2010 amounted to $8,148,000. Non-current assets as of December 31, 2009 amounted to $16,164,000. An decrease of $8,016,000 or 50% is a result of recording a sale of long-lived assets in the transaction of sale of Fashion Service. Long-lived assets held for sale amounted to $7,694,000 as of December 31, 2009.

Current liabilities. Current liabilities as of March 31, 2010 amounted to $10,768,000. Current liabilities as of December 31, 2009 amounted to $19,020,000. A decrease of $8,252,000 or 43% is a result of recording a sale of long-lived assets in the transaction of sale of Fashion Service. Current liabilities associated with assets held for sale amounted to $9,808,000 as of December 31, 2009. Moreover our current liabilities increased from January 1, 2010 to March 31, 2010 by $1,073,000. This increase is the result of a decrease in our liquidity.

Non-Current liabilities. Non-current liabilities as of March 31, 2010 amounted to $4,965,000. Non-current liabilities as of December 31, 2009 amounted to $12,832,000. A decrease of $7,868,000 or 61% is a result of recording a sale of non-current liabilities in the transaction of sale of Fashion Service. Non-current liabilities held for sale amounted to $7,753,000 as of December 31, 2009.

Stockholders' equity. Total stockholders' deficiency as of March 31, 2010 amounted to $1,265,000. Stockholders' deficiency as of December 31, 2009 amounted to $6,207,000. The increase of $4,942,000 is mainly a result of a decrease in net income for the three month period ended March 31, 2010.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. Our principal uses of cash are for payments on current liabilities, capital expenditures and repayments on long term borrowings.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	144	(193)
Net cash provided by (used in) investing activities	(180)	(385)
Net cash provided by (used in) financing activities	(180)	(216)
Effect of foreign currency translation on cash and cash equivalents	6	(13)
Net Cash Flow	($ 210)	($ 807)

(All amounts in thousands of Polish zloty)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009

Net cash provided by (used in) operating activities	414	(603)
Net cash provided by (used in) investing activities	(519)	(1,201)
Net cash provided by (used in) financing activities	(518)	(673)
Effect of foreign currency translation on cash and cash equivalents	17	(39)
Net Cash Flow	($ 606)	($ 2,516)

Cash provided by operations was $144,000 for the three months ended March 31, 2010. To provide this cash in light of net income of $3,184,000 for the three month period, the Company reversed a gain on disposal of production facility held for sale of $6,831,000 and reversed depreciation of $265,000. The Company experienced an increase in non-cash net operating assets of $3,626,000 during the three months ended March 31, 2010. Accounts receivable decreased by $556,000 due to an increase in related party receivables, which also led to a decrease in operating cash flows. The Company also experienced an increase in its trade accounts payable and other liabilities of $2,778,000 due to slower payments of its debts, which led to an increase in cash flows from operations.

We need to fully eliminate negative working capital, and over the next twelve months we will not be able finance our net loss by speeding-up the collections of its accounts receivable and reducing inventory balance on hand. We should, however, have the ability to delay the payment of certain of its operating liabilities so as to continue in operation for the next twelve months. The Company is also seeking $5,000,000 of additional loans. There is a very significant possibility, however, that the Company might not be able to obtain any of this additional financing. Management has various plans for increasing the profitability and cash flows of the Company as discussed above in the section titled "Overview". Each of our plans carries significant uncertainty as to their achievability and there are risks that they may actually decrease profitability and cash flows. Several of our plans are particularly risky in the near term even if successful in the long-term, because investment in additional working capital and leasehold improvements are required in the short-term. Also, even the existing facilities will require some capital expenditures to replace depreciated property and equipment. Consequently, there is a significant risk that we will be unable to continue its operations through December 31, 2010.

Even if our short-term cash flow requirements can be met, there are nonetheless significant long-term risks. In the long term, our tax liabilities will still need to be repaid regardless of payment extension currently in place. In addition to the negative working capital of $6,231,000 million, we had long-term liabilities of $4,965,000 at March 31, 2010. Of the $4,965,000 of long-term liabilities, approximately $1,896,000 are long term debt which are not due until 2013, which leaves $8,442,000 of obligations to be repaid in the five years following the date of our balance sheet.

Operating activities. Net cash provided by operating activities was $144,000 for the three month period ended March 31, 2010, as compared to $193,000 used in operating activities during the same period in 2009. The increase in net cash provided by operating activities was mainly due to an increase in our net operating liabilities.

Investing activities. Net cash used in investing activities for the three month period ended March 31, 2010 was $180,000, as compared to $385,000 net cash used in investing activities for the same period in 2009. The decrease in net cash used in investing activities was mainly a result of lower investments in new shops made during the first quarter of 2010 as compared to the first quarter of 20009.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2010 was $180,000, as compared to $216,000 net cash used in financing activities during the same period in 2009. The decrease of net cash provided by financing activities was mainly attributable to the lower repayment of long term debt, offset by an increase in payment on capital leases..

Repayments of Debt. Repayments of debt in the three months ended March 31, 2010 amounted to $26,000, compared to repayments of $194,000 made in the three months ended March 31, 2009. Part of our long term debt is denominated in PLN. As a result, variances in our net borrowings repayment tend to be driven by changes in foreign exchange rate fluctuations.

Principal Factors Affecting Our Liquidity

We currently expect to generate a positive net cash flow for fiscal year 2010. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, or working capital requirements, could occur, which could cause our cash flow to vary significantly from this estimate.

Liquidity

Our current ratio was 0.59 as of March 31, 2010, and 0.50 as of December 31, 2009. This increase of the current ratio is a result of sale of our production facility in the first quarter of the year 2010. An increase in our working capital between December 31, 2009 and March 31, 2010 amounted to $5,090,000 and it was a direct effect of sale of production facility in March 2010.

The sources of liquidity related to the sale of Fashion Service Sp. z o. o. include cash from the purchase consideration, and decreases in fixed cash outflows for production maintenance and payroll.

Working Capital

The negative working capital is regarded as a serious going concern threat. Our negative working capital amounted to $6,231,000 and $6,154,000 as of March 31, 2010 and 2009, respectively. The decrease in working capital A decrease in our working capital amounted to $77,000.

On November 4, 2009, the Polish tax authorities issued a decision with respect to the deferment of delinquent tax obligations of Sunset Suits S.A. amounting to $1,179,000. According to a decision Sunset Suits is obliged to pay delinquent tax obligations up to November 2010 with bullet payment amounting to $999,000 on November 2, 2010.

Debt

We plan to re-pay approximately $6,709,000 of long term notes in the years 2010 – 2013. We expect to be able to generate sufficient cash flow in the future to be able to pay these notes but we might not be able to achieve this. As of March 31, 2010, based on exchange rates in effect at that time, the principal payments due in future years total $1,248,997 for the remainder of 2010, $1,493,776 in 2011, $2,045,766 in 2012, $1,894,000 in 2013.

Management took actions to mitigate the negative effect of the world's financial crisis on realization of our key strategies which include repayment of our debt. In order to safeguard our short and medium term liquidity, management applied for two long term loans amounting to $5,000,000 approximately. The objectives of the loan application are:

  Consolidation and restructuring of our current long term debt;

  Improvement of our future credit terms on import purchases; and

  Improvement of our current liquidity ratios by applying for bank guarantees that would release our paid in deposits to our outlet landlords.

We are in the preliminary stages of our applications for these two loans so there is a significant possibility that we will not be successful in obtaining these loans.

Capital Expenditures

Our capital expenditures paid in cash for the three months ended March 31, 2010 were $120,000, compared with $320,000 for the three months ended March 31, 2009. This decrease was the result of weaker liquidity and therefore our inability to invest in new retail stores during the first quarter of 2010.

Foreign Currency Exposure

Financial statement translation exposure

We use PLN as our functional currency. Transactions in currencies in other than PLN are translated into PLN at the exchange rates as of the specific transaction dates. Monetary assets and liabilities denominated in currencies other than PLN as of the date of our balance sheet are translated into PLN at the exchange rates prevailing as of such date. All transaction differences are recorded in the income statement.

Our consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with ASC 830 (formerly SFAS No. 52, “Foreign Currency Translation.”) Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as separate components of stockholders’ equity. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

The translation of PLN into USD has been made as follows:

March 31, 2010
Balance sheet	PLN 2.8720 to US$1.00
Statement of income and comprehensive income	PLN 2.8841 to US$1.00

March 31, 2009
Balance sheet	PLN 3.5416 to US$1.00
Statement of income and comprehensive income	PLN 3.4420 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

Operating Exposure

Most of our transactions were settled in PLN. Our financial results are susceptible to foreign currency exposure risk. As described in Note 12 to our consolidated financial statements included in this report, part of our long term debt is denominated in U.S. dollars. Therefore, our financial results are exposed to the U.S. dollar to PLN foreign exchange rate fluctuations.

Our operating expenses are also vulnerable to foreign currency exposure risk. As described in Note 15 to our consolidated financial statements included in this report, the majority of rental agreements for retail and factory outlet stores space are denominated in Euros. Therefore our operating results are exposed to fluctuations in the exchange rates between the U.S. dollar and the Euro to the PLN.

Market Risk — interest and exchange rate sensitivity

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are variable. Accordingly, a change in rates would have an effect on our interest expense. Note 12, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our variable rate long-term debt. Given our balance of long-term debt and the current interest rates on bank deposits, the effect of an even insignificant change in long-term interest rates on our interest cost would be material.

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

Moreover, certain of our long-term debts are denominated in United States dollars as presented in the Note 12, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report. Accordingly, we are primary exposed to the exchange rate changes during and up to the day of the long-term debts payments, as well as we are exposed to the exchange rate changes at the balance sheet date. During times of a strengthening U. S. dollar, our result on transaction in foreign currency will be negatively impacted, and during times of a weakening U. S. dollar, our result on transaction in foreign currency will be favorably impacted.

Our foreign wholesale operations are denominated in PLN. Therefore we are not directly exposed to the change of foreign exchange rates of other currencies to PLN. An increase in PLN could make our products less competitive to foreign buyers while a decrease in PLN could make us more competitive.

Seasonality

Like most other retail businesses, our business is seasonal. The best month for sales is December, in which our total non-discounted sales increase. The last quarter of the year is the best sales period when customers purchase coats, occasional suits and business suits from an autumn-winter collection. We also typically experience increased sales during the Spring (March, April). During this period consumers typically purchase menswear for various special occasions including weddings, first communion and other special events. During these periods of increased sales, products are also sold without price reductions.

We reduce our prices during the Summer, Fall and Winter to encourage sales. As a result, our margins are reduced during these seasons. In order to make up for these reduced margins, we will often create special collections that we sell at higher prices during the Summer and Fall.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2010, and was effective during the entire quarter ended March 31, 2010.There were no changes in internal control for the quarter.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 24, 2010

SUNSET SUITS HOLDINGS, INC.

By: /s/ Mirosław Kranik
        Mirosław Kranik
        Chief Executive Officer and
        Acting Chief Financial Officer
        (Principal Executive, Financial
        and Accounting Officer)