Form 10-Q
period 2010-06-30
Sunset Suits Holdings, Inc.
filed 2010-08-16
CIK 1433665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-28543

SUNSET SUITS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1516905
-------------------------------------	-----------------------------
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

ul. Starołęcka 18
61-361 Poznań, Poland
(Address of principal executive offices, Zip Code)

+48 (61) 642 40 04
--------------------------------------------------
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010 is as follows: 12,499,645

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common Stock, $0.001 par value	12,499,645

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

ITEM 1.

FINANCIAL STATEMENTS

SUNSET SUITS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

TABLE OF CONTENTS

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	June 30,	December 31,
	2010	2009
	unaudited
	(all amounts in thousands of U.S. dollars)
ASSETS
Current assets:
Cash and cash equivalents	$167	$379
Accounts receivable	1,612	1,261
Receivables from related parties	1,181	815
Other trade receivables	431	446
Inventories	2,028	3,220
Deferred taxes	616	734
Prepaid expenses and other current assets	1,223	235
Assets held for sale	0	3,653
Total current assets	5,647	9,482

Non-current assets
Property and equipment, less accumulated depreciation and amortization	3,219	3,767
Other intangible assets, net	1,797	2,140
Deferred taxes	5	24
Long term investments	1,890	2,538
Assets held for sale	0	7,694
Total non-current assets	6,911	16,164

Total assets	$12,558	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	June 30,	December 31,
	2010	2009
	unaudited
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Short-term borrowings	$254	$41
Current portion of finance lease payable	4	3
Current portion of long-term debt	2,143	1,823
Accounts payable	4,540	3,335
Income and other taxes payable	3,084	3,300
Accrued employee compensation and benefits	515	414
Accrued liabilities and other	167	296
Liabilities associated with assets held for sale	0	9,808
Total current liabilities	10,707	19,020

Non-current liabilities:
Provisions	185	138
Long-term debt	4,247	4,942
Liabilities associated with assets held for sale	0	7,753
Total non-current liabilities	4,437	12,832

Stockholders equity:
Preferred stock $0.001 par value,shares authorized and issued: none	0	0
Common stock, $0.001 par value, shares authorized: 12,499,645 shares issued 12,499,645	12	12
Additional paid-in capital	11,883	11,883
Net income (loss)	3,257	(5,034)
Retained earnings (deficit)	(9,976)	(4,942)
Accumulated other comprehensive income (loss)	(7,762)	(8,125)
Total stockholders equity	(2,586)	(6,207)

Total liabilities and stockholders' equity	$12,558	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Statement of Operations

Statement of Operations for the period of	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
	unaudited	unaudited	unaudited	unaudited
	(all amounts in thousands of U.S. dollars)
Net sales, retail shops	$4,738	$7,436	$9,152	$13,131
Cost of goods sold	2,128	2,660	4,227	4,817
Gross profit	2,611	4,775	4,924	8,313

Operating expenses:
Sales and marketing, including:	3,376	3,976	6,840	7,548
expenses from related parties	299	443	644	1,063
expenses from unrelated parties	3,077	3,533	6,196	6,486
General and administrative	401	465	811	846
Total operating expenses	3,777	4,441	7,652	8,395
Gain (loss) on disposal of fixed assets, net	(375)	2	(435)	(2)
Operating income(loss)	(1,542)	337	(3,163)	(83)

Interest income	28	0	29	10
Interest expense	38	559	241	287
Gain (loss) on transaction in foreign currency	(749)	9	(857)	(11)

Income (loss) before income taxes	(2,301)	(213)	(4,232)	(372)
Income tax (expense) benefit	598	46	1,168	172

Income (loss) from Continuing Operations	($ 1,703)	($ 167)	($ 3,064)	($ 200)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax benefit of $ 87, $190 and $165, respectively	0	80	(509)	(1,421)
Gain on disposal of production facility held for sale, net of tax*	0	0	6,831	0
Income (loss) from Discontinued Operations	$0	$80	$6,321	($ 1,421)

Net Income (Loss)	(1,703)	(87)	3,257	(1,621)

Earnings (loss) per share
Continuing operations	($ 0.14)	($ 0.01)	($ 0.25)	($ 0.05)
Discontinued operations	$0.00	$0.00	$0.51	($ 0.08)

Earnings (loss) per share (basic and diluted)	($ 0.14)	($ 0.01)	$0.26	($ 0.13)

Shares used in computing per share amounts:
Weighted average common shares outstanding	12,499,645	12,499,645	12,499,645	12,499,645

*Gain on disposal of our subsidiary – Fashion Service on March 26, 2010 amounted to $6,831 thousand. According to Polish tax law, gains recognized on consolidated statement of operations are not considered taxable income. Therefore the difference between tax basis and accounting basis is permanent and deferred tax liability is not recognized on this transaction.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

	Six Months	Six Months	Twelve Months
Cash Flow for the period of	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2010	2009	2009
	unaudited	unaudited
	(all amounts in thousands of U.S. dollars)
Cash flows from operating activities:
Net income (loss)	$3,257	($ 1,621)	($ 5,034)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	338	410	1,017
Loss (gain) on property and equipment disposals	435	0	589
Gain on on sale of production facility held for sale	(6,831)	0	0
Deferred income taxes	(73)	(420)	(766)
Changes in assets and liabilities:
Accounts receivable	(444)	479	2,858
Inventories	509	(514)	351
Prepaid expenses and other current assets	(883)	(445)	(1,629)
Accounts payable	1,895	1,181	1,636
Other liabilities	1,874	1,465	2,835

Net cash provided by (used in) operating activities	78	534	1,857

Cash flows from investing activities:
Purchases of investments	(65)	0	(01)
Proceeds from the sale of production facility held for sale	16	0	0
Purchases of property and equipment	(452)	(893)	(1,372)

Net cash provided by (used in) investing activities	(501)	(893)	(1,373)

Cash flows from financing activities:
Principal payments under capital lease	(32)	(45)	(142)
Proceeds from short and long term debt	248	5	26
Repayments of borrowings	(52)	(313)	(1,001)

Net cash provided by (used in) financing activities	165	(352)	($ 1,117)

Effect of exchange rate changes on cash and equivalents	47	(06)	(80)

Net change in cash and equivalents during period	(212)	(718)	(713)

Cash and equivalents, beginning of period	379	1,081	1,102

Cash and equivalents, end of period	$167	$363	$388
Less asset held for sale (discontinued operation)	$0	0	9
Cash and equivalents, end of period	$167	$363	$379

For the six months ended June 30, 2010 and June 30, 2009 total cash paid for interest amounted to $58 thousand and $147 thousand respectively.

For the six months ended June 30, 2010 and June 30, 2009 total cash paid for taxes amounted to $579 thousand and $1,527 thousand respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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
For the Six Months Ended June 30, 2010 and 2009

OU Posnania

OU Posnania (“Posnania”) is a corporation incorporated in accordance with the Laws of the Republic of Estonia. Posnania was incorporated by Mirosław Kranik in 2005, our major shareholder. On July 10, 2009 Posnania was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Posnania is owned solely by Sunset Suits Holdings, Inc..

Basis for preparation

The condensed consolidated financial statements of Sunset Suits Holdings, Inc. include the financial statements of Sunset Suits Holdings, Inc., and its wholly-owned subsidiaries Sunset Suits S.A., Fashion Service Sp. z o. o. (t the date of the sale), Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania (the “Group”) for all periods presented and are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Going concern

As of the date these financial statements have been prepared, the Group has a negative working capital amounting to $5,060 thousand. Subsequent to June 30, 2009 the Group reported a decrease in total sales with relative lower decrease in operating costs, which resulted in a net loss and a further decrease of total shareholders’ equity. Management is aware of this unfavorable financial situation of the Group and prepared a recovery plan. The plan assumes: i) improvement of operating margin; ii) negotiations with suppliers to extend payments terms; iii) negotiations with fiscal authorities to extend payments of taxes; iv) negotiations with landlords to decrease operating lease costs; iv) issuance of debt to finance current business activity. We have already accomplished several extensions of tax payment due dates and several lease payment due dates.

Subsequent steps to remedy the financial situation of the Group depend on raising funds. The achievement of Management plans is dependent on the final outcome of negotiations with suppliers and fiscal authorities. As of the date of these financial statements, these negotiations are still undergoing and their final outcome is uncertain. Therefore as of the date these financial statements have been prepared, there is a substantial doubt about the Group’s ability to continue as a going concern. However, the June 30, 2010 condensed consolidated financial statements of the Group have been prepared on the going concern basis as Management believes the Group will be able to continue as a going concern for the next 12 months.

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

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Suits Vilnius was not owned by Sunset Suits Holdings until August 25, 2009. Prior to these dates all of these entities were solely owned by Mr. Miroslaw Kranik and hence they were under common control with Sunset Suits Holdings, Inc. Consistent with the provisions of paragraphs D8–D14 of Appendix D of FAS 141(R) (now within FASB ASC 805-50) the Company accounted for the acquisitions of the aforementioned business entities as transfers of assets under common control. Since the transfer of net assets from Sunset Suits Men’s Fashion - Moda Męska to its successors – Sunset Suits S.A. and Fashion Service Sp. z o. o. resulted in a change of reporting entity; in practice the accounting method used for consolidation is similar to the pooling of interest method. The accounts of all entities are included as if they had always been consolidated. This method has been applied also to consolidation of Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania for the six months ended June 30, 2010 and comparative periods of six months ended June 30, 2009 and twelve months ended December 31, 2009. The recorded assets and liabilities of separate entities are consolidated in the financial statements. The financial statements of the Group are therefore called consolidated financial statements.

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
For the Six Months Ended June 30, 2010 and 2009

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

Translation of amounts from PLN into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

June 30, 2010
Balance sheet	PLN 3.3946 to US$1.00
Statement of income and comprehensive income	PLN 3.0182 to US$1.00

June 30, 2009
Balance sheet	PLN 3.1733 to US$1.00
Statement of income and comprehensive income	PLN 3.3531 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

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
For the Six Months Ended June 30, 2010 and 2009

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

3.	CHANGES IN ACCOUNTIG POLICIES

The Group has changed the presentation of gains and losses on fixed assets disposals or sales of fixed assets. Gains and losses on sale of fixed assets used to be presented below the line of income from operations in consolidated statement of operations. According to ASC 360-10-45-5 gains and losses on sale of fixed assets should be presented as a part of income from operations (“above the line”). Since losses on fixed assets disposal presented in a six months period ended June 30, 2010 amounted to $435 thousand and are considered significant, Management decided to change the presentation in this financial statement to comply fully with ASC 360-10-45-5. The comparative figures had been changed accordingly.

4.	CLASSIFICATION OF BUSINESS SEGMENTS IN CONTINUING AND DISCONTINUED OPERATIONS

The Group classifies the results from operations of our continuing and discontinued operations in our condensed consolidated statements of operations based on the provisions of "Presentation of Financial Statements" in the Accounting Standards Codification ("ASC"). Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a part of our business will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a part of our business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported condensed consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we designated our production segment to be held for sale that was previously included in continuing operations. Therefore at December 31, 2009 the production segment was presented as held for sale and classified as discontinued operations. The details are presented in note 19 below.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

5.	ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	June 30,	December 31,
	2010	2009
	unaudited
Related party trade receivables	$1,181	$815
Other trade receivables	431	446

	$1,612	$1,261

All amounts in the above table are presented net of bad debt allowance. As of June 30, 2010 and as of December 31, 2009 there was no allowance for doubtful debts recorded.

6.	INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2010	2009
	unaudited
Materials	175	0
Merchandise Gross	2,139	3,508
Allowance for slow moving inventory	(286)	(288)

	$2,028	$3,220

Merchandise are manufactured products ready for sale stored in retail stores.

Inventories pledged to banks - At June 30, 2010 and at December 31, 2009, inventories amounting to $1,782 thousand and $2,799 thousand, respectively, were pledged to banks pursuant to loan agreements.

7.	PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,	Useful lives
	2010	2009	(years)
	unaudited
Leasehold improvements	$3,774	$4,389	5 - 10
Machinery and equipment	409	487	3 - 20
Vehicles	25	30	3 - 5
Furniture and fixtures	59	68	3 - 8
Construction in progress	295	335	-
Gross	4,563	5,309

Less: accumulated depreciation and amortization	1,344	1,543

Net	$3,219	$3,767

Included in the buildings, leasehold improvements and machinery and equipment costs shown above are $1,970 thousand (PLN 6,687 thousand) and $2,346 thousand (PLN 6,687 thousand) of historical costs at June 30, 2010 and December 31, 2009, respectively, are presented at estimated historical cost as described in Property, Plant, Equipment and Depreciation and Amortization policy note.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Included in the group of vehicles and machinery and equipment of property, plant and equipment are capitalized leases amounting to $65 thousand and $113 thousand (net book value) as of June 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $211 thousand and $209 thousand for the six months period ended June 30, 2010 and June 30, 2009, respectively. At June 30, 2010 and December 31, 2009, we had no outstanding commitments relating to the construction or remodeling of retail store locations. At June 30, 2010, we had approximately $20 thousand in outstanding commitments relating to the design and implementation of new computer software systems. During the six months of the year 2010 and twelve months of the year 2009 we did not capitalize any interest as part of the cost of major capital projects.

Property Plant and Equipment pledged to banks - At June 30, 2010 and at December 31, 2009, all property plant and equipment amounting to $2,673 thousand and $3,013 thousand, respectively, were pledged to banks pursuant to loan agreements.

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

9.	LONG TERM INVESTMENS

Long term investments consist of the following:

	June 30,	December 31,
	2010	2009
	unaudited
Deposits	$1,081	$1,603
Long term investments	810	935

	$1,890	$2,538

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The majority of the deposits are returned in nominal amount with no interest accounted, according to lease agreements. The nominal value of the deposits amounted to $1,103 thousand and $1,645 thousand, respectively, as of June 30, 2010 and December 31, 2009. Since the deposits are recoverable in more than one year, the Group recorded the deposits at the present value of the eventual deposit receipt. The difference between the present value and future value of the deposits are accounted for as a discount and amortized over the term of the lease, resulting in amortization of deposit discount amounting to $22 thousand and $78 thousand, for the quarters ended June 30, 2010 and June 30, 2009, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Long term notes receivable are from Market System Sp. z o. o.. As of December 30, 2009 OU Posnania, SIA Sunset Riga and UAB Sunset Suits sold its former receivable from Mr. Mirosław Kranik to Market System Sp. z o. o. at its nominal value amounting to $994 thousand. According to the agreement the notes are receivable on January 2, 2015 and accrue a fixed interest of 6% per annum payable together with the principal (zero coupon notes). Persuant to ASC 820-10 Management valued the notes as of December 31, 2009. The estimated annual market yield for the notes amounted to 7.33% per annum and the fair market value of notes as of December 31, 2009 amounted to $935 thousand. The note may represent a concentration of credit risk. The Company maintains a provision for potential credit losses based on expected collectability of the note, which the Company believes is adequate. As of June 30, 2010 the provision is nil.

10.	INCOME AND OTHER TAX PAYABLES

Income and other tax payables consist of the following:

	June 30,	December 31,
	2010	2009
	unaudited
Corporate income tax payable	$508	$596
Personal income tax payable	481	490
Value added tax payable	502	559
Social security tax payable	1,592	1,655

	$3,084	$3,300

Less: Settled in long term	0	0

	$3,084	$3,300

Personal income tax in Poland in the years 2009 and 2010 was charged on the assessable personal income using two tax thresholds of 18 and 32%. Employee part of social security tax in Poland is charged at approximately 19% on the employee gross salaries. Personal income tax in Czech Republic, Lithuania, Latvia and Estonia was charged at 15%, 20%, 23% and 21% of the assessable personal income respectively.

11.	INCOME TAXES

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

	June 30,	December 31,
Corporate Income Tax:	2010	2009
	unaudited	restated
Current	$1,288	$0
Deferred	(142)	468
	1,146	468

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$6	$34
Intangible asset valuation and amortization	2	0
Loss and credit carry forwards	193	376
Deferred compensation	339	348
Inventory valuation	44	0
Other (net)	33	0
Net deferred tax asset (liability)	616	758

Included in:
Current assets	$616	$734
Noncurrent assets	5	24
Current liabilities	0	0
Noncurrent liabilities	(5)	0
Net deferred tax asset (liability)	616	758

A deferred tax liability is recognized primarily on our fixed assets that has been already amortized for tax purposes but are still being depreciated for accounting purposes.

For the six months period ended June 30, 2010 a current income tax amounting to $1,288 thousand is recorded as an accrued tax asset arising from the taxable losses for the first six months of 2010. It is expected to be recovered as an offset to income tax liabilities eventually expected to be due 2010. This current tax asset is included in prepaid expenses and other current assets on the balance sheet as of June 30, 2010.

A deferred tax asset is recognized primarily on deferred compensation, and losses carried forward. Management is of the opinion that a deferred tax asset is not fully recoverable and that the losses incurred in the six months ended June 30, 2010 will not be fully utilized to offset taxable income to be generated in future years. As a result, management provided for a deferred tax asset allowance amounting to $349 thousand. Management is therefore of the opinion that deferred tax asset amounting to $616 thousand will be fully utilized to offset taxable income to be generated in future years as positive financial results are expected in the next few fiscal years.

12.	FINANCIAL INSTRUMENTS

At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximated its carrying value because of the variable rate interest rates of the debt.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

13.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	unaudited
Secured Notes due 2013, net of unamortized discount, in USD (BGŹ) with interest at LIBOR+2.5% p.a.	$3,773	$3,758
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	86	361
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	369	739
Secured Notes due 2013, net of unamortized discount, in PLN (BGŹ) with interest at WIBOR+1.5% p.a.	607	89
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	890	1,014
Secured Notes due 2011, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	666	804
	6,390	6,765

Less: current portion	2,143	1,823

	$4,247	$4,942

All of our notes contain certain covenants, including, among others, restrictions on liens and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 4.15% and 4.56% at June 30, 2010 and December 31, 2009, respectively.

All loans are secured by the Company’s assets that function as collateral.

LIBOR is the basis for variable interest rate for credits denominated in USD defined as the London Inter Bank Offer Rate. WIBOR is the basis for variable interest rate for credits denominated in PLN defined as the Warsaw Inter Bank Offer Rate.

14.	PROVISIONS

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

Provisions by major categories are summarized as follows:

	June 30,	December 31,
	2010	2009
	unaudited
Provision for unsettled legal claims	$163	$134
Provision for retirement obligation	22	3

	$185	$137

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

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

The Group incurred expenses relating to employee benefits amounting to $378 thousand and $512 thousand for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Guarantees to landlords

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it start to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of June 30, 2010, there were $748 thousand of deposits that were not provided by Sunset Suits S.A.. If not paid timely, landlords bears a right to dissolve the agreement with Sunset Suits S.A.. Currently Management is under discussion with landlords to delay the date the total deposit is paid.

Troubled Debt Restructuring

Predecessors or affiliates of the Group had defaulted on payment on certain long term debt in the past. As a result of bank settlements, part of the interest was suspended. If the bank settlements are breached, the accrued interest might be claimed by financial institutions. Total interest suspended amounted to $2,819 thousand at June 30, 2010 and it is not accrued in the Group’s financial statements. This suspended interest can be claimed by the counterparty financial institutions should we fail to pay interest on the existing bank notes in a timely manner. Management is of the opinion that the risk of breaching the bank settlement agreement is low.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

Operating Leases

In the normal course of business, the Group rents retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the applicable Group member’s discretion after the completion of the base rental terms. Certain of the rental agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of June 30, 2010 there were lease agreements that last from 3 months up to 10 years. The following table presents the future minimum rental payments as of the date of the latest balance sheet presented:

						Payments
	December	December	December	December	December	after
	31,	31,	31,	31,	31,	December 31,
Twelve months ended	2010*	2011	2012	2013	2014	2014

Future minimum rental payments	$2,169	$3,719	$2,609	$1,936	$1,183	$1,847

*Six months ended.

The Group recognizes lease expense on a straight-line basis over the term of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements (including occupancy costs) were $3,136 thousand and $3,495 thousand for the six months ended June 30, 2010 and June 30, 2009, respectively. Approximately 75% (in money terms) of lease agreements are denominated in foreign currencies – U.S. dollars and Euro. These two foreign currencies are commonly used in Poland in agreements for rentals of retail space.

17.	SHAREHOLDERS’ EQUITY

Common Stock

At the date of these financial statements there were 12,499,645 of ordinary shares at $0.001 PAR value authorized.

18.	GEOGRAPHIC AREA INFORMATION

The Group's sales by geographic destination are analyzed as follows:
	Six Months Ended	Six Months Ended	Twelve Months Ended
	June 30,	June 30,	December 31,
	2010	2009	2009
	unaudited	unaudited
Poland	$7,305	$11,151	$22,841

Other – European Countries	1,847	1,980	3,745
Sunset Suits Bohemia, s.r.o.	792	1,041	1,946
SIA Sunset Riga	303	309	588
UAD Sunset Vilnius	752	555	1,112
OU Posnania	0	$75	99

	$9,152	$13,131	$26,586

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

The Group's segment total assets by geographic location are analyzed as follows:

	June 30,	December 31,
	2010	2009
	unaudited
Poland	$12,637	$33,224
Continuing Operations	12,637	17,215
Discontinued Operations (Assets held for sale)		16,009
Other – European Countries	2,360	2,840
Sunset Suits Bohemia, s.r.o.	930	1,240
SIA Sunset Riga	513	593
UAD Sunset Vilnius	861	942
OU Posnania	57	65
Elimination&Other	(2,440)	(10,418)
Total assets	$12,558	$25,646

The Group's fixed assets by geographic location are analyzed as follows:

	June 30,	December 31,
	2010	2009
	unaudited	restated
Poland	$2,907	$3,389
Other – European Countries	312	378
Czech Republic	204	260
Latvia	55	73
Lithuania	53	45
Total assets	$3,219	$3,767

19.	DISCONTINUED OPERATIONS

Statement of Operations

Management approved a plan to exit production in Poland in the fourth quarter of 2009. For some time, the cost of maintaining of production facility in Krzyźanowo has been increasing due to the diseconomies of scale. As a consequence on March 26, 2010, Sunset Suits S.A. completed the sale of its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd., headquartered in Limassol, Cyprus. The sale was part of a restructuring plan initiated in the fourth quarter of fiscal year 2009 to improve the Company’s operating margin. The Group decided to source its merchandise through a supply chain from the Far East instead of own production. Consequently management sold the Fashion Service production facility on March 26, 2010. With the recent exit, the Company will no longer have continuing involvement with production in Poland. However a small sales outlet will be maintained in Krzyźanowo.

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

The Group currently estimates that the pre-tax charges related to exit activities at Krzyźanowo facility will be approximately nil.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

In accordance with FASB Statement No. 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the production facility has been classified as discontinued operations, whereby its operating results are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Operations and all prior periods have been restated.

Assets Held for Sale

There were no assets held for sale as of June 30, 2010.

As a result of the production exit plan described in note 20 above, at December 31, 2009, factory assets totaling $11,348 thousand were classified as held for sale, including $7,694 for a long lived assets and $3,654 thousand for current asset. At December 31, 2009, liabilities related to this exit plan totaled $28,908 thousand, including $3,085 of accounts payable, $12,497 of tax payables and $1,978 thousand of other payables of the factory asset held for sale. The Company subsequently sold the factory assets and liabilities held for sale on March 26, 2010 for $16 thousand cash and recognized a non-cash gain on the sale of $6,831, net of taxes which amounted to nil. According to Polish tax law, gains recognized on consolidated statement of operations are not considered taxable income. Therefore the difference between tax basis and accounting basis is permanent and deferred tax liability is not recognized on this transaction.

20.	RELATED PARTY TRANSACTIONS

The Group reported related party transactions with Mr. Miroslaw Kranik our major shareholder and Chief Executive Officer. The Group also reported transactions with Donald Chodak – our Chairman of the Board of Directors.

Following tables disclose the Group's related party transactions:

Receivables from related party	June 30,	December 31,
	2010	2009
Miroslaw Kranik	$1,181	$815

Total	$1,181	$815

The presented above receivables from Mr. Miroslaw Kranik is mainly resulting from prepayments for retail outlets construction on behalf of Mr. Kranik.

Expenditures to related party	June 30,	June 30,	December 31,
	2010	2009	2009
Miroslaw Kranik, including:	$603	$1,063	$1,871
Inventories
Property and equipment	361	476	994
Materials & services	242	587	877

Donald Chodak	41	0	120
Total	$644	$1,063	$1,991

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

At June 30, 2009 Mr. Mirosław Kranik owed 35.96% of the share equity of Sunset Suits Holdings, Inc..

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009

21.	SUBSEQUENT EVENTS

Management has evaluated, for potential recognition and disclosure, events subsequent to the date of the balance sheet through the date of this filing.

Poznań, August 16, 2010

Mirosław Kranik
Chief Executive Officer
Sunset Suits Holdings, Inc.

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

General Overview

We distribute and sell high quality menswear, including suits, sport coats, slacks, dress shirts, ties and accessories. We operate in the formal menswear market sector within its medium price segment, which represents, for example, suits priced in the range of 600 – 1,000 PLN ($180 – $300) and shirts in range of 100 – 180 PLN ($30 – $55). We offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes.

We generate revenue through retail sales of our menswear, which we sell mainly through our retail sales outlets. For the six months ended June 30, 2010, we had net sales of $9.15 million, compared to net sales of $13.13 million for the six months ended June 30, 2009. The drop in our revenue was caused by three major factors. First, our liquidity did not allow us to stock our shops with expected level of inventory, which made our total sales less than if our inventory levels had been greater. Second, according to the Polish National

Statistics Office, impact of the global financial crisis in Poland in the second quarter 2010 resulted in a 10% drop in total retail sales in Poland inform April 2010 to May 2010. Finally, we closed 17 retail outlets that were deemed not to be profitable. The total number of retail outlets in operation as of June 30, 2010 was 12% less than the total number of retail outlets in operation as of June 30, 2009.

For the six months ended June 30, 2010, our distribution was carried out through a network of 77 retail outlets in Poland (compared to 88 retail outlets as of June 30, 2009). We intend to continue to build upon our business strategy by implementing new initiatives to promote our products and to fill product and brand portfolio needs by opening new retail stores in premier malls in Poland. We opened 6 such new stores during the six months ended June 30, 2010 (including 4 new stores during three months ended June 30, 2010).

Of our 77 existing stores, a number are located on the street in smaller cities. We are monitoring the profitability of these stores. It is possible that we could decide to close some of these stores if we determine that they do not have the potential to be profitable. Seventeen such stores were closed during the six months ended June 30, 2010 (including 9 closures during the three months ended June 30, 2010).

In the next 3 to 5 years we plan to increase the number of our retail stores overall and to develop them in profitable locations. Our long term plans include doubling the current number of Sunset Suits retail locations. As part of these plans, we also intend to continue to expand our operations globally, through direct marketing and through partnerships with licensees. With our 3 stores in Latvia, 8 stores in the Czech Republic, and 5 stores in Lithuania, we have begun working towards our goal of increasing our international presence. We are focused on medium sized stores (approximately 50 to 70 square meters per store) located in large and medium-sized malls with large numbers of customers seeking traditional styles, good quality and competitive prices.

In the long term, our intention is to restructure our retail operations as follows:

  Operate up to 40 premium shops (around 70 square meters per shop) concentrated in prestigious and modern locations to develop brand strength and to become a modern market player vis-à-vis the closest competitor that offers higher prices for comparable quality and design;

  Operate up to 60 medium shops (around 100 square meters per shop) concentrated in large malls with the majority of market flow is clients who are not focused on modern and current trends in design, but instead are looking for traditional shape, good quality and competing prices;

  Operate up to 80 low cost shops (around 50 square meters per shop) concentrated in small malls and hypermarkets with the majority of the market flow of clients focused on low prices; and

  Franchising shops in urban areas outside the center.

In order to achieve our long-term development plans of building up to an additional 90 retail stores over approximately the next five years, we estimate we will need approximately PLN 35 million (approximately $12.2 million, for an average store opening cost of $135,000). In order to achieve these long-term development goals, we will need to raise capital through additional financing. Management believes that it is possible that a significant portion of the funds needed for increased inventory levels and capital expenditures required for our retail expansion will come from operations. Even management's most optimistic estimates, however, indicate that a substantial portion of the PLN 35 million will have to come from additional financings or bank loans.

Summary of Financial Performance

As of June 30, 2010, we had negative equity (liabilities in excess of assets) of $2.59 million and negative working capital (current liabilities in excess current assets) of $5.06 million. Our net income for the six months ended June 30, 2010 was $3.26 million. Our net loss from continuing operations for the six months ended June, 30, 2010 was $3.06 million. Our net profit from discontinued operations for the six months ended June 30, 2010 was $6.32 million.

The negative working capital and equity, along with our loss for the most recent twelve month period raise a substantial doubt about our ability to continue as a going concern. In addition to seeking new debt financing, which may not be possible, or which may come at a high cost, we are implementing various plans to increase profitability and cash flow in order to both continue operations and to finance expansion plans. In addition, our management also expects, if necessary to continue operations, that it can conserve cash by delaying the payment of certain of its liabilities and by decreasing inventory purchases. Some of the possible sources of improving profitability and cash flow through which we seek to be able to internally finance much of the expansion are as follows:

  We are attempting to increase our gross margin for 2010 as a result of the full implementation of our revised strategy of higher pricing and certain improvements in our supply chain which began in 2008, and maintenance of those margins thereafter. We may, however, be unsuccessful in the further implementation of this strategy.

  We are attempting to increase sales efficiency (i.e., sales per store) by opening more stores in prime mall locations and closing stores that are not profitable. We do have the risk, however, that increases in sales will turn out to be insufficient to cover the higher occupancy costs of the prime locations. Additionally, because of the global financial crisis, we are opening fewer new stores than we originally planned. Our current financial condition allows us to open up to 10 new retail outlets per year. In addition, due to the impact of the global financial crisis on our Company, we anticipate that our development plans have been delayed by two years.

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

  To the extent that our expansion plan is successful, it would provide additional cash flows to finance later expansion of the Company. However, any new stores may prove to be unprofitable, or insufficiently profitable to provide an acceptable return on our investment. Our ability to finance capital investments from operating cash flows in future years will be negatively impacted if we are unable to achieve our objectives in the near term. We are capable, however, of scaling back the expansion plans, if necessary, to be conducted over a longer period than anticipated

Our ability to generate operating cash flow from increases in retail sales is due to immediate receipt of cash upon sales. We do not need working capital in the form of accounts receivable to generate sales. We will, however, need to finance additional accounts receivable for our new distribution channels, including high volume sales to corporations with customized discounts. A significant portion of inventory, which is necessary for our retail operations, can be financed through credits of accounts payable.

We believe that in a normalized situation with no growth or decrease in sales, operating cash flows would tend toward net income plus depreciation and amortization, which $0.31 million during the six months ended June 30, 2010. If we were to have stagnant costs and sales, we would not, however, be able to achieve this operating cash flow in the short run. Even with successful settlements to stretch our tax payments we would still have to repay the remaining old tax and trade obligations.

Principle Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Economic growth in Poland. Growth in Poland’s GDP, employment rate and wages should result in increased demand for our products. According to the Polish Central Statistical Office, Poland’s economic growth in 2009 measured by the country’s GDP was 1.8% compared to 2008. The GDP for the first quarter 2010 showed 2.9% increase over the first quarter of 2010. Domestic demand, which is the main factor in GDP growth, reached 2.2% during the second quarter of 2010, with total consumption and individual consumption showing increases of 2.2% and 2.2%, respectively, over the first quarter of 2010. The contribution of individual consumption to GDP growth in 2009 was 2.3%. The International Monetary Fund forecasts that Polish GDP growth for 2010 will approximate 3.2%. The Monetary Policy Council estimates that Poland's economic growth is slowing due to the current global economic crisis, and that this slowdown will be further impacted by a deteriorating business outlook and greater difficulty in accessing credit. Despite continued over-liquidity in the banking system, borrowing costs remain high. At the same time, data from the Monetary Policy Council indicates that unemployment is on the rise and wage growth is slowing.

  Global financial crisis. The downturn in global financial markets may negatively affect the forecasted Polish GDP growth, and as a result decrease our the purchasing power of our existing and potential customers. This could negatively affect our projected total sales increase and deteriorate our profit margins. It is believed that the negative impact of the global financial crisis has not been as significant to the Polish economy as compared to the US economy, however. This is, among others reasons, due to a lower reliance of Polish corporations and households on financial markets. Polish corporations finance their operations from their own resources in larger part than US corporations. Polish households' dependence on mortgage loans is significantly smaller than in the US.

  Clothing market development. The Polish clothing market has grown significantly in recent years. According to the Polish National Statistical Office, from 2005 through 2008, the average yearly increase in the Polish clothing sector ranged from 5% to 18% per year. According to the reports of PMR Research, a well-recognized market research company specializing in Central and Eastern Europe, the total clothing and footwear market in Poland reached 27.2 billion PLN ($9.5 billion) in 2008 and 25.5 billion PLN ($8.9 billion) in 2009. After the observed decrease in 2009 of 6.3%, PMR estimates the market value in 2010 to be 26.8 billion PLN ($9.4 billion). This represents an increase of 5.1% as compared to 2009. The downturn in global financial markets might negatively affect future clothing and footwear markets in Poland, in turn decreasing our projected total net sales and profit margins. On the other hand, our market position may result in an increase in projected total net sales and profit margins, as customers switch from the higher priced sector to our medium-priced segment.

  Supply chain development. We will continue to seek high quality and cheaper sources of supply abroad, particularly finished products. Our focus is on increasing liquidity is in order to allow us to make larger and more systematic orders from our suppliers, and will result in a decrease in purchase prices. Lower purchase prices have decreased our cost of goods sold, thus resulting in higher operating margins, beginning in the second quarter of 2008. We believe that our overall supply chain development process will eventually result in increased profit margins.

  Increase in exports. We plan to expand sales of our products to foreign markets. Thus far, we have implemented this plan by acquiring shares in local companies which operate retail stores in Lithuania, Latvia and the Czech Republic, and we plan to further develop our network of retail outlets in these countries. We believe that the overall increase in export sales through our network of acquired retail stores will result in increased sales of menswear and positively affect our overall sales.

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

In connection with the Agreement, Mirosław Kranik, our President and Chief Executive Officer, agreed to continue to manage the operations of Fashion Service for up to 90 days from the closing of the transaction. In addition, the Company has agreed to rent office space from Fashion Service in Krzyźanowo, Poland for a period of 6 months following the closing of the transaction. Our management estimates that we will obtain approximately 25% of our total inventory needs from Fashion Service for a period up to 6 months following the closing of the transaction.

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

Short-Term Financial Plan

Our short-term financial plan for 2010 includes various initiatives as discussed above, through which we hope to achieve positive net income for the year and positive cash flows from operations or cash flows, which are negative only to the extent that we use cash to decrease our overdue tax payables. We believe that we will achieve this plan. If we are able to achieve positive cash flows from operations, it would allow us to simultaneously pay down our current debts and overdue loans and tax payables according to agreed schedules. It would also allow us to have sufficient cash flows to operate normally for the remainder of 2010. Any retail stores development for the remainder of 2010 is dependent on obtaining new loans, and or achieving positive cash flows from operations. In order to improve our liquidity we are negotiating with our trading partners from China a trade credit with maximum limit of $3,000,000 for 24 months period. We are only in the preliminary stages of our application.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentages, in thousands of US dollars)

	Six Months Ended June			Six Months Ended June
	30, 2010			30, 2009
		Percent			Percent		Year to
		of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	$9,152	100%		$13,131	100%		(30%	)
Cost of sales	4,227	46%		4,817	37%		(12%	)
Gross profit	4,924	54%		8,313	63%		(41%	)
Administrative expenses	811	9%		846	6%		(4%	)
Selling expenses	6,840	75%		7,548	57%		(9%	)
Total Expenses	7,652	84%		8,395	64%		(9%	)
Gain (loss) on disposal of fixed assets, net	($ 435)	(5%	)	($ 2)	0%		21,290%
Interest income	29%			10%			188%
Interest expense	241	3%		287	2%		(67%	)
Gain (loss) on transaction in foreign currency	(857)	(9%	)	(11)	0%		7,407%
Income before income taxes	(4,232)	(46%	)	(372)	(3%	)	421%
Income taxes	1,168	13%		172	1%		581%
Net income (loss) from Continuing Operations	(3,064)	(33%	)	(200)	(2%	)	379%
Income (loss) from Discontinued Operations	6,321	69%		(1,421)	(11%	)	(744%	)
Net (Loss) Income	3,257	36%		(1,621)	(12%	)	(301%	)

(All amounts, other than percentages, in thousands of Polish zloty)

	Six Months Ended June			Six Months Ended June
	30, 2010			30, 2009
		Percent			Percent		Year to
		of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	zl 27,621	100%		zl 44,029	100%		(37%	)
Cost of sales	12,759	46%		16,153	37%		(21%	)
Gross profit	14,862	54%		27,875	63%		(47%	)
Administrative expenses	2,449	9%		2,837	6%		(14%	)
Selling expenses	20,645	75%		25,311	57%		(18%	)
Total Expenses	23,095	84%		28,148	64%		(18%	)
Gain (loss) on disposal of fixed assets, net	(1,314)	(5%	)	(7)	0%		19,154%
Interest income	87	0%		34	0%		160%
Interest expense	728	3%		962	2%		(70%	)
Gain (loss) on transaction in foreign currency	(2,587)	(9%	)	(38)	0%		6,658%
Income before income taxes	(12,774)	(46%	)	(1,247)	(3%	)	369%
Income taxes	3,526	13%		575	1%		513%
Net income (loss) from Continuing Operations	(zl 9,248)	(33%	)	(zl 671)	(2%	)	331%
Income (loss) from Discontinued Operations	19,079	69%		(4,765)	(11%	)	(680%	)
Net (Loss) Income	zl 9,831	36%		(zl 5,437)	(12%	)	(281%	)

Revenues. Our net revenues for the six months ended June 30, 2010 amounted to $9,152,000 (including foreign operations), which is $3,979,000, or 30%, lower than for the same period in 2009, during which we had net revenues of $13,131,000. Such decrease was partially offset by the depreciation of USD to PLN by 11.1% . Net revenues, as denominated in PLN, dropped by 37%, which is the effect of a decrease in sales in the foreign network by 28% and by approximately 41% in the Polish retail network. The decrease in sales was a net effect of a decrease of average retail prices by 23%, as well as of a decrease in total quantity of apparel sold by approximately 23%. The lower prices is a result of higher discounts used by the Group to sell out slow moving inventory. The lower quantity sold is a result of i) lower demand for our apparel as a result of the economic slowdown in Poland; ii) the decrease in the number of our retail outlets by 12% and; iii) our lower current level of inventory resulting from poor liquidity.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue decreased by 9% in the six months ended June 30, 2010, as compared to the same period in 2009. There was a decrease of 10% of gross margin in the Polish retail network, and a 12% drop in gross margin in our foreign network. Such a cumulative decrease was principally due to the inability to increase our retail prices during the first half of 2010; in fact, our retail prices dropped by approximately 23% in the first half of 2010. The lower gross profit as percentage of total revenue is also a result of lower purchase discounts received from our suppliers during the six months period ended June 30, 2010, due to lower volume on our purchase orders.

Gross Profit. Gross profit was $4,924,000 for the six months ended June 30, 2010, compared to $8,313,000 for the six months ended June 30, 2009, which was a decrease of $3,389,000 or 41%. The decrease was mainly a result of lower net revenues and lower margins realized during the first half of 2010.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total operating expenses in the six months ended June 30, 2010, amounted to $7,652,000, which is $743,000, or 9%, less than that of the six months ended June 30, 2009, during which we had operating expenses of $8,395,000. The decrease in our operating expenses would be higher if we take into consideration a depreciation of USD to PLN by 11.1% . As denominated in PLN, total operating expenses dropped by 18%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in the six months ended June 30, 2010 were $6,840,000 (75% of net sales), $708,000 or nearly 9% less than the $7,548,000 (57% of net sales) that we spent on selling and marketing during the six months ended June 30, 2009. A decrease in our selling and marketing expenses is mainly a net effect of the following factors: i) a decrease in average rent costs due to depreciation of the Euro to the Polish zloty by 11%; ii) a decrease in average total capacity of our retail stores by 4%; and iii) a decrease in average salaries of our sales staff by 12%. As denominated in PLN selling and marketing expenses dropped by 18%

  Administrative Costs. Administrative expenses were $811,000 (9% of net sales) and $846,000 (6% of net sales) in the six months ended June 30, 2010 and June 30, 2009, respectively. As denominated in PLN, administrative costs decreased by 14% or zł 388,000. A decrease in our general administration expenses was due to the decrease in salaries of our administration personnel by 13 % and a decrease in other administrative cost by approximately 3% (as denominated in PLN).

Gain (loss) on disposal of fixed assets. Loss on disposal of fixed assets amounted to $435,000 as of June 30, 2010. In the six months ended June 30, 2009, there was a loss on the sale of fixed assets amounting to $2,000. The higher cost of disposal of fixed assets is related to closures of retail outlets that were not fully depreciated as of their dates of closure. There were 17 retail outlet closures during the six months ended June 30, 2010, while there were 2 closures during the same period in 2009.

Interest Expense and Financing Costs. Interest expenses was $241,000 for the six months ending June 30, 2010, and $287,000 for the same period in 2009. An increase in total interest expense in 2010, as compared to 2009, is flattened by changes of translation rate of PLN to USD. As denominated in PLN the interest expenses decreased by PLN 234,000 or 24%. The decrease in interest expense is predominantly explained by lower amount long term loan capital to be repaid.

Result on transactions in foreign currency. The loss on transactions in foreign currency amounted to $857,000 in the six months period ended June 30, 2010. In the same period in 2009, we had a loss on transactions in foreign currency amounting to $11,000. A decrease in transactions in foreign currency by $846,000 is a result of stronger appreciation of the US dollar compared to the Polish zloty as of June 30, 2010 as compared to December 31, 2009. The increase in foreign exchange rate of USD to PLN resulted in the increase in long-term debt denominated in U.S. dollars. This was a major reason for recognition of unrealized foreign exchange losses in the income statement for the period of six months ended June 30, 2010.

Income taxes. Income tax benefit accounted for 27.6% of pre-tax income for the six months ended June 30, 2010, as compared to 46.1% of pre-tax income for the same period in 2009. We had an income tax benefit of $1,168,000 in the six months ended June 30, 2010, as compared to income tax benefit of $172,000 in the six months ended June 30, 2009. An increase in income tax benefit is primarily due to the following: i) deferred tax asset/benefit recognized on taxable losses for the year 2009, as compared to zero deferred tax asset/benefit for the comparative period (there were no taxable losses for the year 2008) and; ii) higher losses for the six months period ended June 30, 2010, as compared to the six months period ended June 30, 2009 resulting in recognition of higher current tax benefit. Our effective tax rate is predominantly driven by the statutory Corporate Income Tax rate in Poland of 19%. The statutory Corporate Income Tax rates in other countries do not significantly affect our tax charge since their share in the net profit or loss of us and our subsidiaries is not significant.

Net income/loss from continuing operations We had a net loss from continuing operations of $3,064,000 for the six months ended June 30, 2010 and a net loss from continuing operations of $200,000 for the same period in 2009. The decrease of $2,864,000 in the net income was principally due to lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which is primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Net income/loss from discontinuing operations We had net income from discontinuing operations of $6,321,000 for the six months ended June 30, 2010, and a net loss from discontinuing operations of $1,421,000 for the same period in 2009. The net income from discontinuing operations for the six months ended June 30, 2010 is made up of a net operating loss of $509,000 and a gain on disposal of production facility held for sale of $6,831,000, net of tax.

Net income/loss (profit after taxes). We had a net income of $3,257,000 for the six months ended June 30, 2010, and a net loss of $1,621,000 for the same period in 2009. An increase of $4,879,000 in net income was principally due to gain on disposal of production facility held for sale.

Balance Sheet Analysis

(All amounts, other than percentages, in thousands of US dollars)

		December	Year to
	June 30, 2010	31,2009	Year
			Change
ASSETS
Total current assets	$5,647	$9,482	(40%	)
Total non-current assets	6,911	16,164	(57%	)
Total assets	$12,558	$25,646	(51%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	$10,707	$19,020	(44%	)
Total non-current liabilities	4,437	12,832	(65%	)
Total stockholders equity	(2,586)	(6,207)	(58%	)
Total liabilities and stockholders' equity	$12,558	$25,646	(51%	)

(All amounts, other than percentages, in thousands of Polish zloty)

		December	Year to
	June 30, 2010	31,2009	Year
			Change
ASSETS
Total current assets	zl 19,168	zl 27,027	(29%	)
Total non-current assets	23,460	46,072	(49%	)
Total assets	zl 42,628	zl 73,099	(42%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	zl 36,345	zl 54,213	(33%	)
Total non-current liabilities	15,062	36,576	(59%	)
Total stockholders equity	(8,779)	(17,691)	(50%	)
Total liabilities and stockholders' equity	zl 42,628	zl 73,099	(42%	)

Current assets. Current assets as of June 30, 2010 amounted to $5,647,000. Current assets as of December 31, 2009 amounted to $9,482,000. A decrease of $3,835,000, or 40%, is mainly the result of recording a sale of current-assets from the sale of Fashion Service to a third party. Current-assets held for sale amounted to $3,653,000 as of December 31, 2009.

Excluding current assets held for sale, current assets as of June 30, 2010 decreased by $181,000 as compared to December 31, 2009. The major reason for this change is a fluctuation in the foreign exchange rate between the PLN and USD. The balance sheet foreign exchange rate as of December 31, 2009 was 2.8503 PLN/USD, while it was 3.3946 PLN/USD as of June 30, 2010. In addition to the effect of the fluctuation of the foreign exchange rate, there were two major reasons for current assets variation: (i) a decrease in inventories by $1,192,000 (PLN 2,293,000) and (ii) an increase in prepaid expenses by $988,000 (PLN 3,482,000). A decrease in inventories has a negative effect on our liquidity, resulting in supply delays and reducing the level of our inventory below our required levels. An increase in prepaid expenses and other current assets is a result of the recognition of a current tax benefit due to our significant losses for the six months period ended June, 30, 2010.

Non-current assets. Non-current assets as of June 30, 2010 amounted to $6,911,000. Non-current assets as of December 31, 2009 amounted to $16,164,000. A decrease of $9,253,000, or 57%, is the result of recording a sale of long-lived assets in connection with the sale of Fashion Service. Long-lived assets held for sale amounted to $7,694,000 as of December 31, 2009. Additionally long-lived assets decreased due to closures of eleven retail outlets during the first half of 2010. We had 93 total shops in operation as of June 30, 2010, while there were 104 shops in operation as of December 31, 2009.

Excluding non-current assets for sale, non-current assets as of June 30, 2010 decreased by $1,559,000 as compared to December 31, 2009. The major reason for this change is the fluctuation of the PLN/USD foreign exchange rate. The balance sheet foreign exchange rate as of December 31, 2009 was 2.8503 PLN/USD, while it was 3.3946 PLN/USD as of June 30, 2010. In addition to the effect of the fluctuation of the foreign exchange rate, there was a $548,000 decrease in property and equipment and a $648,000 decrease in long term investments. The decrease in fixed assets is the result of the liquidation of certain retail outlets. The decrease in long term investment is the result of a decrease in the total balance of deposits paid to landlords, which is also connected with closures of eleven retail outlets.

Current liabilities. Current liabilities as of June 30, 2010 amounted to $10,707,000. Current liabilities as of December 31, 2009 amounted to $19,020,000. The decrease of $8,313,000, or 44%, is a result of recording a sale of long-lived assets in the sale of Fashion Service. Current liabilities associated with assets held for sale amounted to $9,808,000 as of December 31, 2009. Moreover, our current liabilities increased from January 1, 2010 to June 30, 2010 by $2,934,000 (9,924,000 PLN). This increase is the result of slower repayments of our debts as a consequence of the reduction in our liquidity.

Excluding current liabilities associated with assets held for sale, current liabilities as of June 30, 2010 increased by $2,669,000 as compared to current liabilities as of December 31, 2009. An increase in current liabilities was flattened by the fluctuation of the PLN/USD foreign exchange rate. The balance sheet foreign exchange rate as of December 31, 2009 was 2.8503 PLN/USD, while it was 3.3946 PLN/USD as of June 30, 2010. As denominated in PLN current liabilities increased by 15,993,000. This sharp increase is mainly a result of decreasing liquidity and our inability to pay our current debts. There was an increase in short term borrowings of $213,00 (PLN 744,000), an increase in accounts payable of $1,205,000 (PLN 5,906,000) and an increase in current portion of long term debts of $320,000 (PLN 2,079,000). The increase in short term borrowings is the result of cash proceeds in connection with a short term note payable. The increase in accounts payable is mainly a result of decreasing liquidity and our inability to repay our current debts. The increase in current portion of long term debts payable is a result of (i) our long term debt payment schedule and significant long term debts to be paid in the first half of the year 2011, and (ii) an increase of foreign exchange rate of PLN/USD (since approximately half of long term debts are denominated in USD).

Non-Current liabilities. Non-current liabilities as of June 30, 2010 amounted to $4,437,000. Non-current liabilities as of December 31, 2009 amounted to $12,832,000. The decrease of $8,396,000, or 65%, is a result of recording a sale of non-current liabilities in connection with the sale of Fashion Service. Non-current liabilities held for sale amounted to $7,753,000 as of December 31, 2009. Our non-current liabilities increased from January 1, 2010 to June 30, 2010 by $172,000 (584,000 PLN).

Excluding non-current liabilities associated with assets held for sale, non-current liabilities as of June 30, 2010 decreased by $643,000 as compared to December 31, 2009. The major reason for this change is the fluctuation of the PLN/USD foreign exchange rate. The balance sheet foreign exchange rate as of December 31, 2009 was 2.8503 PLN/USD, while it was 3.3946 PLN/USD as of June 30, 2010. As denominated in PLN non-current, excluding assets non-current associated with assets held for sale, increased by PLN 582,000. There were two reasons for this change. First of all, a provision increased by PLN 234,000 as a result of recording an additional accrual for cost associated with a lost legal defense versus a claim from an owner of Karlovy Vary shopping mall in Czech Republic for a payment of overdue rents from a year 2001. The second reason was an increase of foreign exchange rate of PLN/USD (since approximately half of long term debts are denominated in USD).

Stockholders' equity. Total stockholders' deficiency as of June 30, 2010 amounted to $2,586,000. Stockholders' deficiency as of December 31, 2009 amounted to $6,207,000. The increase of $3,620,000 is mainly a result of: i) an increase in our net profit as a consequence of the sale of Fashion Service; and ii) an increase in our operating loss for the six months period ended June 30, 2010.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. Our principal uses of cash are for payments on current liabilities, capital expenditures and repayments on long term borrowings.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	78	534
Net cash provided by (used in) investing activities	(501)	(893)
Net cash provided by (used in) financing activities	165	(352)
Effect of foreign currency translation on cash and cash equivalents	47	(6)
Net Cash Flow	($ 212)	($ 718)

(All amounts in thousands of Polish zloty)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	234	1,790
Net cash provided by (used in) investing activities	(1,513)	(2,995)
Net cash provided by (used in) financing activities	497	(1,181)
Effect of foreign currency translation on cash and cash equivalents	142	(22)
Net Cash Flow	(zl 640)	(zl 2,408)

Cash provided by operations was $78,000 for the six months ended June 30, 2010. To provide this cash in light of net income of $3,257,000 for the six month period, the Company reversed a gain on the disposal of its production facility held for sale of $6,831,000 and reversed depreciation of $338,000. The Company experienced an increase in non-cash net operating assets of $2,950,000 during the six months ended June 30, 2010. Accounts receivable increased by $444,000 due to an increase in related party receivables, which also led to a decrease in operating cash flows. Inventories decreased by $509,000 which led to an increase in net operating cash flow. Prepaid expenses and other current assets increased by $883,000 as a consequence of the increase in prepaid current tax credit, which led to a decrease in net operating cash flow. The Company also experienced an increase in its trade accounts payable and other liabilities of $3,768,000 due to slower payments of debts, which led to an increase in cash flows from operations.

We need to fully eliminate negative working capital, and over the next twelve months we will not be able finance our net loss by speeding-up the collections of its accounts receivable and reducing inventory balance on hand. We should, however, have the ability to delay the payment of certain of its operating liabilities so as to continue in operation for the next twelve months. The Company is also seeking $3,000,000 of additional trade credit from its suppliers in China. There is a possibility, however, that the Company may not be able to obtain any of this additional financing. Management has various plans for increasing the profitability and cash flows of the Company as discussed above in the section titled "Overview". Each of our plans carries significant uncertainty as to their achievability and there are risks that they may actually decrease profitability and cash flows. Several of our plans are particularly risky in the near term, even if they may ultimately be successful in the long-term, because investment in additional working capital and leasehold improvements are required in the short-term. Also, even the existing facilities will require some capital expenditures to replace depreciated property and equipment. Consequently, there is a significant risk that we will be unable to continue its operations through December 31, 2010.

 Operating activities. Net cash provided by operating activities was $78,000 for the six month period ended June 30, 2010, as compared to $534,000 used in operating activities during the same period in 2009. The decrease in net cash provided by operating activities was mainly due to worse net income from continuing operations.

Investing activities. Net cash used in investing activities for the six month period ended June 30, 2010 was $501,000, as compared to $893,000 net cash used in investing activities for the same period in 2009. The decrease in net cash used in investing activities was mainly a result of lower investments in new shops made during the first half of 2010 as compared to the first half of 2009.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $165,000, as compared to $352,000 net cash used in financing activities during the same period in 2009. The increase in net cash provided by financing activities was mainly attributable to the lower repayment of long term debt and proceed from short term borrowing in April 2010.

Repayments of Debt. Repayments of debt in the six months ended June 30, 2010 amounted to $52,000, compared to repayments of $313,000 made in the six months ended June 30, 2009. The decrease in the repayment of long term debt is a result of our liquidity problems. These slower repayment of long term debts is agreed with our creditors. Part of our long term debt is denominated in PLN. As a result, variances in our net borrowings, repayment tends to be driven by changes in foreign exchange rate fluctuations.

Principal Factors Affecting Our Liquidity

We currently expect to generate a positive net cash flow for fiscal year 2010. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, or working capital requirements, could occur, which could cause our cash flow to vary significantly from this estimate.

Liquidity

Our current ratio was 0.53 as of June 30, 2010, and 0.50 as of December 31, 2009 (including current assets and liabilities held for sale). This increase of our current ratio is a result of sale of our production facility in the first quarter of 2010. An increase in our working capital between December 31, 2009 and June 30, 2010 amounted to $4,478,000 and it was a direct effect of sale of production facility in March 2010.

Excluding current assets and liabilities held for sale, our current ratio was 0.53 as of June 30, 2010, and 0.63 as of December 31, 2009. A decrease in our current ratio, excluding current assets and liabilities held for sale, is a result of our increasing liquidity problems that occurred in the first half of the year 2010.

The sources of liquidity related to the sale of Fashion Service Sp. z o. o. include cash from the purchase consideration amounting to $16,000, and decreases in fixed cash outflows for production maintenance and payroll.

Working Capital

Our negative working capital is regarded as a serious going concern threat. Our negative working capital amounted to $5,060,000 and $9,538,000 including current assets and liabilities held for sale (or $3,384,000 excluding current assets and liabilities held for sale) as of June 30, 2010 and December 31, 2009, respectively. An increase in our working capital amounted to $4,478,000 (including current assets and liabilities held for sale). Excluding current assets and liabilities held for sale presented as of December 31, 2009, we had a decrease in working capital of $1,676,000. This decrease is a result of our increasing liquidity problems that occurred in the first half of the year 2010.

Debt

We plan to re-pay approximately $6,390,000 of long term notes in the years 2010 through 2013. We expect to be able to generate sufficient cash flow in the future to be able to pay these notes, however, we may not be able to achieve this. As of June 30, 2010, based on exchange rates in effect at that time, the principal payments due in future years total $1,248,997 for the remainder of 2010, $1,493,776 in 2011, $2,045,766 in 2012, $1,894,000 in 2013.

Management took actions to mitigate the negative effect of the global financial crisis on the realization of our key strategies which include, among other things, the repayment of our debt. In order to safeguard our short and medium term liquidity, management applied for a trade credit with a maximum limit amounting to $3,000,000. This trade credit is applied with relation to our China supplies. The objectives of the loan application are:

  Improvement of our future credit terms on import purchases; and

  Improvement of our current liquidity ratios by applying for bank guarantees that would release our paid in deposits to our outlet landlords.

We are in the preliminary stages of our application so there is a possibility that we will not be successful in obtaining these loans.

Capital Expenditures

Our capital expenditures paid in cash for the six months ended June 30, 2010 were $452,000, compared with $893,000 for the six months ended June 30, 2009. This decrease was the result of weaker liquidity and therefore our inability to invest in new retail stores during the first half of 2010.

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

The translation of PLN into USD has been made as follows:

March 31, 2010
Statement of income and comprehensive income	PLN 2.8841 to US$1.00

March 31, 2009
Statement of income and comprehensive income	PLN 3.4420 to US$1.00

June 30, 2010
Balance sheet	PLN 3.3946 to US$1.00
Statement of income and comprehensive	PLN 3.0182 to US$1.00

June 30, 2009
Balance sheet	PLN 3.1733 to US$1.00
Statement of income and comprehensive	PLN 3.3531 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

Operating Exposure

Most of our transactions are settled in PLN. Our financial results are susceptible to foreign currency exposure risk. As described in Note 13 to our consolidated financial statements included in this report, part of our long term debt is denominated in U.S. dollars. Therefore, our financial results are exposed to the U.S. dollar to PLN foreign exchange rate fluctuations.

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

Market Risk — interest and exchange rate sensitivity

Financial instruments held by us include cash equivalents and long-term debt. Interest rates on our long-term debt are variable. Accordingly, a change in rates would have an effect on our interest expense. Note 13, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report outlines the principal amounts, interest rates and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our variable rate long-term debt. Given our balance of long-term debt and the current interest rates on bank deposits, the effect of an even insignificant change in long-term interest rates on our interest cost would be material.

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

Approximately 75% of our lease agreements require us to pay in Euros based on the exchange rate as of the day of payment, as is common in Polish agreements for rentals of retail outlets.

Moreover, certain of our long-term debts are denominated in United States dollars as presented in the Note 13, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this report. Accordingly, we are primary exposed to the exchange rate changes during and up to the day of the long-term debts payments, as well as we are exposed to the exchange rate changes at the balance sheet date. During times of a strengthening U. S. dollar, our result on transaction in foreign currency will be negatively impacted, and during times of a weakening U. S. dollar, our result on transaction in foreign currency will be favorably impacted.

Our foreign wholesale operations are denominated in PLN. Therefore we are not directly exposed to the change of foreign exchange rates of other currencies to PLN. An increase in PLN could make our products less competitive to foreign buyers while a decrease in PLN could make us more competitive.

Seasonality

Like most other retail businesses, our business is seasonal. The best month for sales is December, in which our total non-discounted sales increase. The last quarter of the year is the best period of the year in terms of sales, as customers purchase coats, occasional suits and business suits from our autumn-winter collection. We also typically experience increased sales during the March and April, when consumers typically purchase menswear for various special occasions including weddings, first communion and other special events. During these periods of increased sales, products are typically sold without discounts.

We reduce our prices during the summer, fall and winter in order to encourage sales. As a result, our margins are reduced during these seasons. In order to make up for these reduced margins, we will often create special collections which we sell at higher prices during the summer and fall.

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

Guarantees to landlords

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it start to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of June 30, 2010, there were $748,000 of deposits that were not provided by Sunset Suits S.A.. If not paid timely, landlords bears a right to dissolve the agreement with Sunset Suits S.A.. Currently Management is under discussion with landlords to delay the date the total deposit is fully paid.

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

Inventories and Cost of Sales

Inventories are valued at the lower of either cost or market. We reduces the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect the inventory’s net realizable value. The cost elements included in inventory consist of all direct costs of merchandise (net of purchase discounts and vendor allowances), allocated overhead (primarily design and indirect production costs), inbound freight and import fees.

Cost of sales includes the inventory cost elements listed above as well as warehouse outbound freight and internally transferred merchandise freight. Our cost of sales may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of sales while we includes these costs in selling, general and administrative expenses.

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

Foreign Currency Translation

We use the Polish zloty (PLN) as our functional currency. Transactions in currencies during the year in other than PLN are translated into PLN at the exchange rates as of the specific transaction dates. Monetary assets and liabilities denominated in currencies other than PLN as of the date of the balance sheet are translated into PLN at the exchange rates prevailing as of such date. All transaction differences are recorded in the income statement.

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

Use of estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairments, employee benefit plans, environmental accruals, taxes and contingencies. These estimates may be adjusted as more information becomes available, and any adjustment could be significant.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2010, and was effective during the entire quarter ended June 30, 2010.There were no changes in internal control for the quarter.

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

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2010.

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

Exhibit	Description
Number
31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer
32	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: August 16, 2010
SUNSET SUITS HOLDINGS, INC.

	By:	/s/ Mirosław Kranik
Mirosław Kranik
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer)