Form 10-Q
period 2010-09-30
Sunset Suits Holdings, Inc.
filed 2010-11-17
CIK 1433665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010 is as follows: 12,499,645

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,499,645

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

2

ITEM 1. FINANCIAL STATEMENTS

SUNSET SUITS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	September 30,	December 31,
	2010	2009
	unaudited
	(all amounts in thousands of U.S.
	dollars)
ASSETS
Current assets:
Cash and cash equivalents	$179	$379
Accounts receivable	1,997	1,261
Receivables from related parties	1232	815
Other trade receivables	765	446
Inventories	2,843	3,220
Deferred taxes	675	734
Prepaid expenses and other current assets	1,583	235
Assets held for sale	0	3,653
Total current assets	7,278	9,482

Non-current assets
Property and equipment, less accumulated depreciation and amortization	3,365	3,767
Other intangible assets, net	2,085	2,140
Deferred taxes	5	24
Long term investments	2,072	2,538
Assets held for sale	0	7,694
Total non-current assets	7,527	16,164

Total assets	$14,805	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Balance Sheets

Balance Sheet as of	September 30,	December 31,
	2010	2009
	unaudited
	(all amounts in thousands of U.S. dollars)
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Short-term borrowings	$284	$41
Current portion of finance lease payable	3	3
Current portion of long-term debt	2,517	1,823
Accounts payable	5,886	3,335
Income and other taxes payable	3,894	3,300
Accrued employee compensation and benefits	827	414
Accrued liabilities and other	208	296
Liabilities associated with assets held for sale	0	9,808
Total current liabilities	13,620	19,020

Non-current liabilities:
Provisions	216	138
Long-term debt	4,225	4,942
Liabilities associated with assets held for sale	0	7,753
Total non-current liabilities	4,449	12,832

Stockholders equity:
Preferred stock $0.001 par value, shares authorized and issued: none	0	0
Common stock, $0.001 par value, shares authorized: 12,499,645 shares issued 12,499,645	12	12
Additional paid-in capital	11,883	11,883
Net income (loss)	2,887	(5,034)
Retained earnings (deficit)	(9,976)	(4,942)
Accumulated other comprehensive income (loss)	(8,070)	(8,125)
Total stockholders equity	(3,264)	(6,207)

Total liabilities and stockholders' equity	$14,805	$25,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Statement of Operations

Statement of Operations for the period of	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009
	unaudited	unaudited	unaudited	unaudited
	(all amounts in thousands of U.S. dollars, except per share
	amounts)
Net sales, retail shops	$5,328	$6,880	$14,479	$20,011
Cost of goods sold	2,069	3,124	6,296	7,942
Gross profit	3,259	3,756	8,183	12,069

Operating expenses:
Sales and marketing, including:	3,746	4,299	10,586	11,847
expenses from related parties	304	513	948	1,576
expenses from unrelated parties	3,442	3,785	9,639	10,271
General and administrative	122	357	934	1,203
Total operating expenses	3,868	4,655	11,520	13,050
Gain (loss) on disposal of fixed assets, net	(421)	(41)	(856)	(43)
Operating income (loss)	(1,031)	(941)	(4,194)	(1,024)

Interest income	14	0	43	11
Interest expense	212	157	453	444
Gain (loss) on transaction in foreign currency	728	9	(129)	(02)

Income (loss) before income taxes	(500)	(1,088)	(4,733)	(1,459)
Income tax (expense) benefit	130	113	1,298	285

Income (loss) from Continuing Operations	$(370)	$(975)	$(3,434)	$(1,174)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax of $ 0 for the three months ended September 30, 2010, $87 for the nine months ended September 30, 2010 and respectively $197 and $362	0	754	(509)	(667)
Gain on disposal of production facility held for sale, net of tax	0	0	6,831	0
Income (loss) from Discontinued Operations	$0	$754	$6,321	$(667)

Net Income (Loss)	(370)	(221)	2,887	(1,841)

Earnings (loss) per share
Continuing operations	$(0.03)	$(0.08)	$(0.27)	$(0.09)
Discontinued operations	$0.00	$0.00	$0.51	$(0.05)

Earnings (loss) per share (basic and diluted)	$(0.03)	$(0.02)	$0.23	$(0.15)

Shares used in computing per share amounts:
Weighted average common shares outstanding	12,499,645	12,499,645	12,499,645	12,499,645

*Gain on disposal of our subsidiary – Fashion Service on March 26, 2010 amounted to $6,831 thousand. According to Polish tax law, gains recognized on consolidated statement of operations are not considered taxable income. Therefore the difference between tax basis and accounting basis is permanent and deferred tax liability is not recognized on this transaction.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Condensed Consolidated Cash-Flow Statement

	Nine Months	Nine Months	Twelve Months
Cash Flow for the period of	Ended	Ended	Ended
	September 30	September 30,	December 31,
	2010	2009	2009
	unaudited	unaudited
	(all amounts in thousands of U.S. dollars)
Cash flows from operating activities:
Net income (loss)	$2,887	$(1,841)	$(5,034)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	500	649	1,017
Loss (gain) on property and equipment disposals	856	12	589
Gain on sale of production facility held for sale	(6,831)	0	0
Deferred income taxes	56	(271)	(766)
Changes in assets and liabilities:
Accounts receivable	(706)	449	2,858
Inventories	362	(420)	351
Prepaid expenses and other current assets	(1,183)	(630)	(1,629)
Accounts payable	2,448	1,117	1,636
Other liabilities	1,979	2,192	2,835

Net cash provided by (used in) operating activities	371	1,256	1,857

Cash flows from investing activities:
Purchases of investments	(65)	2	(01)
Proceeds from the sale of production facility held for sale	16	0	0
Purchases of property and equipment	(525)	(1,213)	(1,372)
Proceeds from sale of property and equipment	0	21	0

Net cash provided by (used in) investing activities	(573)	(1,190)	(1,373)

Cash flows from financing activities:
Principal payments under capital lease	(24)	(91)	(142)
Proceeds from short and long term debt	246	0	26
Repayments of borrowings	(152)	(683)	(1,001)

Net cash provided by (used in) financing activities	69	(774)	$(1,117)

Effect of exchange rate changes on cash and equivalents	(68)	(48)	(80)

Net change in cash and equivalents during period	(200)	(755)	(713)

Cash and equivalents, beginning of period	379	1,102	1,102

Cash and equivalents, end of period	$179	$346	$388
Less asset held for sale (discontinued operation)	$0	0	9
Cash and equivalents, end of period	$179	$346	$379

For the nine months ended September 30, 2010 and September 30, 2009 total cash paid for interest amounted to $77 thousand and $216 thousand respectively. For the nine months ended September 30, 2010 and September 30, 2009 total cash paid for taxes amounted to $906 thousand and $1,792 thousand respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

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

UAB Sunset Suits Vilnius

UAB Sunset Suits Vilnius (“Sunset Suits Vilnius”) is a corporation incorporated in accordance with the Laws of the Republic of Lithuania. On August 25, 2009 Sunset Suits Vilnius was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Sunset Suits Vilnius is owned solely by Sunset Suits Holdings, Inc. Sunset Suits Vilnius sells products through its own network of 4 retail stores in Lithuania.

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

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

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

Going concern

As of the date these financial statements have been prepared, the Group has a negative working capital amounting to $6,522 thousand. Subsequent to June 30, 2009 the Group reported a decrease in total sales with relative lower decrease in operating costs, which resulted in a net loss and a further decrease of total shareholders’ equity. Management is aware of this unfavorable financial situation of the Group and prepared a recovery plan. The plan assumed: i) improvement of operating margin; ii) negotiations with suppliers to extend payments terms; iii) negotiations with fiscal authorities to extend payments of taxes; iv) negotiations with landlords to decrease operating lease costs; iv) issuance of debt to finance current business activity.

Subsequent steps to remedy the financial situation of the Group depend on raising funds. The achievement of Management plans is dependent on the final outcome of negotiations with suppliers and fiscal authorities. As of the date of these financial statements, these negotiations are still undergoing and their final outcome is uncertain. Therefore as of the date these financial statements have been prepared, there is a substantial doubt about the Group’s ability to continue as a going concern. However, the September 30, 2010 condensed consolidated financial statements of the Group have been prepared on the going concern basis as Management believes the Group will be able to continue as a going concern for the next 12 months.

Principles of consolidation

These consolidated financial statements include Sunset Suits Holdings, Inc., and its wholly owned direct or indirect subsidiaries Sunset Suits Holdings, Inc. including, Sunset Suits Holdings, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o. (since January 1, 2010 to March 26, 2010), Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania. SIA Sunset Riga was not owned by Sunset Suits Holdings until January 22, 2009, Bohemia s.r.o. was not owned by Sunset

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

Suits Holdings until July 2009, OU Posnania was not owned by Sunset Suits Holdings until July 10, 2009 and UAB Sunset Suits Vilnius was not owned by Sunset Suits Holdings until August 25, 2009. Prior to these dates all of these entities were solely owned by Mr. Miroslaw Kranik and hence they were under common control with Sunset Suits Holdings, Inc. Consistent with the provisions of paragraphs D8–D14 of Appendix D of FAS 141(R) (now within FASB ASC 805-50) the Company accounted for the acquisitions of the aforementioned business entities as transfers of assets under common control. Since the transfer of net assets from Sunset Suits Men’s Fashion - Moda Meska to its successors – Sunset Suits S.A. and Fashion Service Sp. z o. o. resulted in a change of reporting entity; in practice the accounting method used for consolidation is similar to the pooling of interest method. The accounts of all entities are included as if they had always been consolidated. This method has been applied also to consolidation of Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania for the nine months ended September 30, 2010 and comparative periods of nine months ended September 30, 2009 and twelve months ended December 31, 2009. The recorded assets and liabilities of separate entities are consolidated in the financial statements. The financial statements of the Group are therefore called consolidated financial statements.

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

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

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

Translation of amounts from PLN into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

September 30, 2010
Balance sheet	PLN 2.9250 to US$1.00
Statement of income and comprehensive income	PLN 3.0479 to US$1.00

September 30, 2009
Balance sheet	PLN 2.8852 to US$1.00
Statement of income and comprehensive income	PLN 3.2136 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

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

Impairment of Long-lived Assets and Indefinite-lived Intangible Assets

The Group evaluates the property and equipment and other long-lived assets for impairment based on our classification as i) held for sale or ii) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. We review assets to be held and used for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

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

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

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

3. CHANGES IN ACCOUNTING POLICIES

The Group has changed the presentation of gains and losses on fixed assets disposals or sales of fixed assets. Gains and losses on sale of fixed assets used to be presented below the line of income from operations in consolidated statement of operations. According to ASC 360-10-45-5 gains and losses on sale of fixed assets should be presented as a part of income from operations (“above the line”). Since losses on fixed assets disposal presented in the nine month period ended September 30, 2010 amounted to $856 thousand and are considered significant, management decided to change the presentation in this financial statement to comply fully with ASC 360-10-45-5. The comparative figures had been reclassified accordingly.

4. CLASSIFICATION OF BUSINESS SEGMENTS IN CONTINUING AND DISCONTINUED OPERATIONS

The Group classifies the results from operations of our continuing and discontinued operations in our condensed consolidated statements of operations based on the provisions of "Presentation of Financial Statements" in the Accounting Standards Codification ("ASC"). Many of these provisions involve judgment in determining whether a business component will be reported as continuing or discontinued operations. Such judgments include whether a component of our business will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a component of our business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported condensed consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we designated our production segment to be held for sale that was previously included in continuing operations. Therefore at December 31, 2009 the production segment was presented as held for sale and classified as discontinued operations. The details are presented in note 19 below.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

5. ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	September 30,	December 31,
	2010	2009
	unaudited
Related party trade receivables	$1,232	$815
Other trade receivables	765	446

	$1,997	$1,261

All amounts in the above table are presented net of bad debt allowance. As of September 30, 2010 and as of December 31, 2009 there was no allowance for doubtful debts recorded.

6. INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2010	2009
	unaudited
Materials	361	0
Merchandise Gross	2,768	3,508
Allowance for slow moving inventory	(286)	(288)

	$2,843	$3,220

Merchandise are manufactured products ready for sale stored in retail stores.

Inventories pledged to banks - At September 30, 2010 and at December 31, 2009, inventories amounting to $2,245 thousand and $2,799 thousand, respectively, were pledged to banks pursuant to loan agreements.

7. PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,	Useful lives
	2010	2009	(years)
	unaudited
Leasehold improvements	$4,030	$4,389	5 - 10
Machinery and equipment	479	487	3 - 20
Vehicles	28	30	3 - 5
Furniture and fixtures	69	68	3 - 8
Construction in progress	351	335	-
Gross	4,957	5,309

Less: accumulated depreciation and amortization	1,592	1,543

Net	$3,365	$3,767

Included in the buildings, leasehold improvements and machinery and equipment costs shown above are $2,286 thousand (PLN 6,687 thousand) and $2,346 thousand (PLN 6,687 thousand) of historical costs at September 30, 2010 and December 31, 2009, respectively, are presented at estimated historical cost as described in Property, Plant, Equipment and Depreciation and Amortization policy note.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

Included in the group of vehicles and machinery and equipment of property, plant and equipment are capitalized leases amounting to $61 thousand and $113 thousand (net book value) as of September 30, 2010 and December 31, 2009, respectively.

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $500 thousand and $550 thousand for the nine months period ended September 30, 2010 and September 30, 2009, respectively. At September 30, 2010 and December 31, 2009, we had no outstanding commitments relating to the construction or remodeling of retail store locations. At September 30, 2010, we had approximately $10 thousand in outstanding commitments relating to the design and implementation of new computer software systems. During the nine months of the year 2010 and twelve months of the year 2009 we did not capitalize any interest as part of the cost of major capital projects.

Property Plant and Equipment pledged to banks - At September 30, 2010 and at December 31, 2009, all property plant and equipment amounting to $3,027 thousand and $3,013 thousand, respectively, were pledged to banks pursuant to loan agreements.

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

9. LONG TERM INVESTMENTS

Long term investments consist of the following:

	September 30,	December 31,
	2010	2009
	unaudited
Deposits	$1,117	$1,603
Long term investments	954	935

	$2,072	$2,538

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The majority of the deposits are returned in nominal amount with no interest accounted, according to lease agreements. The nominal value of the deposits amounted to $1,144 thousand and $1,645 thousand, respectively, as of September 30, 2010 and December 31, 2009. Since the deposits are recoverable in more than one year, the Group recorded the deposits at the present value of the eventual deposit receipt. The difference between the present value and future value of the deposits are accounted for as a discount and amortized over the term of the lease, resulting in amortization of deposit discount amounting to $25 thousand and $69 thousand, for the quarters ended September 30, 2010 and September 30, 2009, respectively.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

Long term notes receivable are from Market System Sp. z o. o.. As of December 30, 2009 OU Posnania, SIA Sunset Riga and UAB Sunset Suits sold its former receivable from Mr. Miroslaw Kranik to Market System Sp. z o. o. at its nominal value amounting to $994 thousand. According to the agreement the notes are receivable on January 2, 2015 and accrue a fixed interest of 6% per annum payable together with the principal (zero coupon notes). Pursuant to ASC 820-10 Management valued the notes as of December 31, 2009. The estimated annual market yield for the notes amounted to 7.33% per annum and the fair market value of notes as of December 31, 2009 amounted to $935 thousand. The note may represent a concentration of credit risk. The Company maintains a provision for potential credit losses based on expected collectability of the note, which the Company believes is adequate. As of September 30, 2010 the provision is nil.

10. INCOME AND OTHER TAX PAYABLES

Income and other tax payables consist of the following:

	September 30,	December 31,
	2010	2009
	unaudited
Corporate income tax payable	$581	$596
Personal income tax payable	630	490
Value added tax payable	655	559
Social security tax payable	2,028	1,655

	$3,894	$3,300

Less: Settled in long term	0	0

	$3,894	$3,300

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

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

	September 30,	December 31,
Corporate Income Tax:	2010	2009
	unaudited
Current	$1,316	$0
Deferred	70	468
	1,386	468

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$6	$34
Intangible asset valuation and amortization	2	0
Loss and credit carry forwards	224	376
Deferred compensation	393	348
Inventory valuation	52	0
Other (net)	3	0
Net deferred tax asset (liability)	680	758

Included in:
Current assets	$682	$734
Noncurrent assets	7	24
Current liabilities	0	0
Noncurrent liabilities	8	0
Net deferred tax asset (liability)	680	758

For the nine months period ended September 30, 2010 a current income tax benefit amounting to $1,316 thousand is recorded, arising from the taxable losses for the nine months of 2010. It is expected to be recovered as an offset to income tax liabilities eventually expected to be due 2010. This current tax asset is included in prepaid expenses and other current assets on the balance sheet as of September 30, 2010.

A deferred tax asset is recognized primarily on deferred compensation, and losses carried forward. Management is of the opinion that the deferred tax asset related to loss and credit carry forwards is not fully recoverable and that the losses incurred in the nine months ended September 30, 2010 will not be fully utilized to offset taxable income to be generated in future years. As a result, management provided for a deferred tax asset allowance amounting to $405 thousand. Management is therefore of the opinion that the net deferred tax assets amounting to $680 thousand will be fully utilized to offset taxable income to be generated in future years as taxable income is expected in the next few fiscal years.

12. FINANCIAL INSTRUMENTS

At September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximated its carrying value because of the variable rate interest rates of the debt.

As a result of the Group’s credit facilities, the Group is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. The Group does not use derivative financial instruments to minimize the risks and or costs associated with such risks.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

13. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	unaudited
Secured Notes due 2013, net of unamortized discount, in USD (BGZ) with interest at LIBOR+2.5% p.a.	$3,799	$3,758
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	86	361
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	370	739
Secured Notes due 2013, net of unamortized discount, in PLN (BGZ) with interest at WIBOR+1.5% p.a.	703	89
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	1,023	1,014
Secured Notes due 2011, net of unamortized discount, in PLN (Bank Slaski) with interest at WIBOR+2.0% p.a.*	762	804
	6,742	6,765

Less: current portion	2,517	1,823

	$4,225	$4,942

All of our notes contain certain covenants, including, among others, restrictions on liens and additional secured debt, and pay interest semiannually. The weighted-average interest rate of our long-term debt was 3,80% and 4.56% at September 30, 2010 and December 31, 2009, respectively.

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

No defined benefit pension plan is provided by the Group. According to Polish law there is an obligation to pay each employee one monthly salary before retirement. Accordingly, the Group calculates its obligation at each financial statement date. Provision for retirement obligation is calculated based on actuarial method.

Provisions by major categories are summarized as follows:

	September 30,
	2010	December 31,
	unaudited	2009
Provision for unsettled legal claims	$190	$137
Provision for retirement obligation	26	1

	$216	$138

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

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

The Group incurred expenses relating to employee benefits amounting to $672 thousand and $736 thousand for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

Guarantees to landlords

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it start to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of September 30, 2010, there were $698 thousand of deposits that were not provided by Sunset Suits S.A.. If not paid timely, landlords bears a right to dissolve the agreement with Sunset Suits S.A.. Currently Management is under discussion with landlords to delay the date the total deposit is paid.

Troubled Debt Restructuring

Predecessors or affiliates of the Group had defaulted on payment on certain long term debt in the past. As a result of bank settlements, part of the interest was suspended. If the bank settlements are breached, the accrued interest might be claimed by financial institutions. Total interest suspended amounted to $3,174 thousand at September 30, 2010 and it is not accrued in the Group’s financial statements. This suspended interest can be claimed by the counterparty financial institutions should we fail to pay interest on the existing bank notes in a timely manner. Management is of the opinion that the risk of breaching the bank settlement agreement is low.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

Operating Leases

In the normal course of business, the Group rents retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the applicable Group member’s discretion after the completion of the base rental terms. Certain of the rental agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of September 30, 2010 there were lease agreements that last from 3 months up to 10 years. The following table presents the future minimum rental payments as of the date of the latest balance sheet presented:

	Three Months ended December 31, 2010	Twelve months ended December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	Payments after December 31, 2014

Future minimum rental payments	$1,295	$3,892	$2,784	$2,106	$1,313	$2,052

The Group recognizes lease expense on a straight-line basis over the term of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements (including occupancy costs) were $3,328 thousand and $5,401 thousand for the nine months ended September 30, 2010 and September 30, 2009, respectively. Approximately 75% (in money terms) of lease agreements are denominated in foreign currencies – U.S. dollars and Euro. These two foreign currencies are commonly used in Poland in agreements for rentals of retail space.

17. SHAREHOLDERS’ EQUITY

Common Stock

At the date of these financial statements there were 12,499,645 of ordinary shares at $0.001 PAR value authorized.

18. GEOGRAPHIC AREA INFORMATION

The Group's sales by geographic destination are analyzed as follows:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended
	September 30,	September 30,	December 31,
	2010	2009	2009
	unaudited	unaudited
Poland	$11,526	$17,104	$22,841

Other – European Countries	2,953	2,907	3,745
Sunset Suits Bohemia, s.r.o.	1,231	1,511	1946
SIA Sunset Riga	495	457	588
UAD Sunset Vilnius	1,228	840	1112
OU Posnania	0	99	99

	$14,479	$20,011	$26,586

The Group's segment total assets by geographic location are analyzed as follows:

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

	September 30,	December 31,
	2010	2009
	unaudited
Poland	$14,462	$33,224
Continuing Operations	14,462	17,215
Discontinued Operations (Assets held for sale)		16,009
Other – European Countries	3,059	2,840
Sunset Suits Bohemia, s.r.o.	1,408	1,240
SIA Sunset Riga	528	593
UAD Sunset Vilnius	1,060	942
OU Posnania	63	65
Elimination&Other	(2,717)	(10,418)
Total assets	$14,805	$25,646

The Group's fixed assets by geographic location are analyzed as follows:

	September 30,	December 31,
	2010	2009
	unaudited	restated
Poland	$3,027	$3,389
Other – European Countries	338	378
Czech Republic	225	260
Latvia	58	73
Lithuania	55	45
Total assets	$3,365	$3,767

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

The Group currently estimates that the tax charges related to exit activities at Krzyźanowo facility will be approximately nil.

In accordance with FASB Statement No. 144 (now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the production facility has been classified as discontinued operations, whereby its operating results are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Operations and all prior periods have been restated.

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

Assets Held for Sale

There were no assets held for sale as of September 30, 2010.

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

Following tables disclose the Group's related party transactions:

Receivables to related party	September 30,	December 31,
	2010	2009
Miroslaw Kranik	$1,232	$815
Total	$1,232	$815

The presented above receivables from Mr. Miroslaw Kranik is mainly resulting from prepayments for retail outlets construction on behalf of Mr. Kranik.

Expenditures to related party	September 30,	September 30,	December 31,
	2010	2009	2009
Miroslaw Kranik, including:	$854	$1,575	$1,871
Property and equipment	420	641	994
Materials & services	348	934	877
Remuneration	86	0	0
Donald Chodak (remuneration)	94	83	120

Total	$948	$1,658	$1,991

The expenditures to related party resulted from purchases of services and furniture and fixtures from Mirosław Kranik’s Men’s Fashion sole proprietorship as well as from remuneration for Mirosław Kranik and Donald Chodak for their functions in the Board of Directors.

During the year 2009 Mr. Chodak purchased 250,000 of common shares of Sunset Suits Holdings, Inc. from Mr. Kranik, which constituted 2% of our common shares. This purchase of shares was not any kind of remuneration for Mr. Chodak.

At September 30, 2009 Mr. Mirosław Kranik owed 35.96% of the share equity of Sunset Suits Holdings, Inc..

Sunset Suits Holdings, Inc.
Notes to the condensed consolidated financial statements

21. SUBSEQUENT EVENTS

Management has evaluated, for potential recognition and disclosure, events subsequent to the date of the balance sheet through the date of this filing.

Poznań, November 15, 2010

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

General Overview

We are a distributer and retailer of high quality menswear, including suits, sport coats, slacks, dress shirts, ties and accessories in Poland, Latvia, Lithuania and the Czech Republic. We operate in the formal menswear market sector within its medium price segment, which represents, for example, suits priced in the range of 600 – 1,000 PLN ($180 – $300) and shirts in range of 100 – 180 PLN ($30 – $55), and we offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes

We generate revenue through retail sales of our menswear, which we sell mainly through our retail sales outlets. For the nine months ended September 30, 2010, we had net sales of $14.5 million, compared to net sales of $20 million for the nine months ended September 30, 2009. The drop in our revenue was caused by two major factors. First, our liquidity did not allow us to stock our shops with the level of inventory expected by our customers, which made our total sales less than if our inventory levels had been higher.

Second, we have reduced the number of our retail outlets since September 30, 2009. The lease agreements for the closed outlets were dissolved either due to outstanding lease payments or because the retail outlets were deemed unprofitable. The total number of retail outlets in operation as of September 30, 2010 was 21% less than the total number of retail outlets in operation as of September 30, 2009.

In the beginning of 2010 our distribution was carried out through a network of 88 retail outlets. Since January 1, 2010 we have closed 26 outlets and we have opened 7 new outlets. As of September 30, 2010 our network included 69 retail outlets.

We intend to continue to build upon our business strategy by maintaining only profitable outlets as well as implementing new initiatives to promote our products and to fill product and brand portfolio needs by opening new retail stores in premier malls in Poland.

Of our 69 existing stores, 3 are located on the street in smaller cities. We are monitoring the profitability of these stores, and it is possible that we could decide to close one or more of these stores if we determine that they do not have the potential to be profitable.

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

We are currently focused on medium sized stores (approximately 50 to 70 square meters per store) located in large and medium-sized malls with large numbers of customers seeking traditional styles, good quality and competitive prices.

In the long term, our intention is to restructure our retail operations as follows:

  Operate up to 40 premium shops (around 70 square meters per shop) concentrated in prestigious and modern locations to develop brand strength and to become a modern market player vis-à-vis our closest competitor that offers higher prices for comparable quality and design;

  Operate up to 60 medium shops (around 100 square meters per shop) concentrated in large malls with the majority of market flow is clients who are not focused on modern and current trends in design, but instead are looking for traditional shape, good quality and competing prices;

  Operate up to 80 low cost shops (around 50 square meters per shop) concentrated in small malls and hypermarkets with the majority of the market flow of clients focused on low prices; and

  Franchising shops in urban areas outside the city center.

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

Summary of Financial Performance

As of September 30, 2010, we had negative equity (liabilities in excess of assets) of $3.26 million and negative working capital (current liabilities in excess current assets less cash) of $6.52 million. Our net income for the nine months ended September 30, 2010 was $2.89 million. Our net loss from continuing operations for the nine months ended September 30, 2010 was $3.43 million. Our net profit from discontinued operations for the nine months ended September 30, 2010 was $6.32 million.

The negative working capital and equity, along with our loss for the most recent twelve month period raise a substantial doubt about our ability to continue as a going concern. In addition to seeking new debt financing, which may not be possible, or which may come at a high cost, we are implementing various plans to increase profitability and cash flow in order to both continue operations and to finance expansion plans. In addition, our management also expects, if necessary to continue operations, that it can conserve cash by delaying the payment of certain liabilities and by decreasing inventory purchases. Some of the possible sources of improving profitability and cash flow through which we seek to be able to internally finance much of the expansion are as follows:

  We are attempting to increase our gross margin for 2010 as a result of the implementation of our revised strategy of higher pricing and making certain improvements in our supply chain which began in 2008, and maintenance of those margins thereafter. We may, however, be unsuccessful in the further implementation of this strategy.

  We are attempting to increase sales efficiency (i.e., sales per store) by opening more stores in prime mall locations and closing stores that are not profitable. We face the risk, however, that increases in sales will turn out to be insufficient to cover the higher occupancy costs of the prime locations. Additionally, because of the global financial crisis, which resulted in consumers purchasing less retain merchandise, we are opening fewer new stores than we originally planned. Our current financial condition allows us to open up to 10 new retail outlets per year. In addition, due to the impact of the global financial crisis on our Company, we anticipate that our development plans have been delayed by two years.

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

  To the extent that our expansion plan is successful, it would provide additional cash flows to finance later expansion of the Company. However, any new stores may prove to be unprofitable, or insufficiently profitable to provide an acceptable return on our investment. Our ability to finance capital investments from operating cash flows in future years will be negatively impactedif we are unable to achieve our objectives in the near term. We are capable, however, of scaling back the expansion plans, if necessary, to be conducted over a longer period than anticipated

Our ability to generate operating cash flow from increases in retail sales is due to immediate receipt of cash upon sales. We do not need working capital in the form of accounts receivable to generate sales. We will, however, need to finance additional accounts receivable for our new distribution channels, including high volume sales to corporations with customized discounts. A significant portion of inventory purchases, which is necessary for our retail operations, can be made on credit.

We believe that in a normalized situation with no growth or decrease in sales, operating cash flows would tend toward net income plus depreciation and amortization, which was $2.39 million during the nine months ended September 30, 2010. If we were to have stagnant costs and sales, we would not, however, be able to achieve this operating cash flow in the short run. Even with successful settlements to stretch our tax payments we would still have to repay the remaining old tax and trade obligations.

Principle Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Economic growth in Poland. Growth in Poland’s GDP, employment rate and wages should result in increased demand for our products. According to the Polish Central Statistical Office, Poland’s economic growth in 2009 measured by the country’s GDP was 1.8% compared to 2008. The GDP for the second quarter 2010 showed 3.8% increase over the second quarter of 2009 and 1.1% over the first quarter of 2010. Domestic demand, which is the main factor in GDP growth, reached 6.3% growth during the last twelve months ended June 30, 2010, with individual consumption showing increase of 1.4% comparing to second quarter of 2009 and 0.8% comparing to the first quarter of 2010. The contribution of individual consumption to GDP growth in 2009 was 2.3%. The International Monetary Fund forecasts that Polish GDP growth for 2010 will approximate 3.2%. The Monetary Policy Council estimates that Poland's economic growth is slowing due to the current global economic crisis, and that this slowdown will be further impacted by a deteriorating business outlook and greater difficulty in accessing credit. Despite continued over-liquidity in the banking system, borrowing costs remain high. At the same time, data from the Monetary Policy Council indicates that unemployment is on the rise and wage growth is slowing.

  Global financial crisis. The downturn in global financial markets may negatively affect the forecasted Polish GDP growth, and as a result decrease the purchasing power of our existing and potential customers. This could negatively affect our projected total sales increase and deteriorate our profit margins. It is believed that the negative impact of the global financial crisis has not been as significant to the Polish economy as compared to the US economy, however. This is, among others reasons, due to a lower reliance of Polish corporations and households on financial markets. Polish corporations finance their operations from their own resources in larger part than US corporations. Polish households' dependence on mortgage loans is significantly smaller than in the US.

  Clothing market development. The Polish clothing market has grown significantly in recent years. According to the Polish National Statistical Office, from 2005 through 2008, the average yearly increase in the Polish clothing sector ranged from 5% to 18% per year. According to the reports of PMR Research, a well-recognized market research company specializing in Central and Eastern Europe, the total clothing and footwear market in Poland reached 27.2 billion PLN ($9.5 billion) in 2008 and 25.5 billion PLN ($8.9 billion) in 2009. After the observed decrease in 2009 of 6.3%, PMR estimates the market value in 2010 to be 26.8 billion PLN ($9.4 billion). This represents an increase of 5.1% as compared to 2009. The downturn in global financial markets may negatively affect future clothing and footwear markets in Poland, in turn decreasing our projected total net sales and profit margins. On the other hand, our market position may result in an increase in projected total net sales and profit margins, as customers switch from the higher priced sector to our medium-priced segment.

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

Sale of Production and Distribution Operations

On March 26, 2010, Sunset Suits S.A., our wholly owned subsidiary, entered into a purchase agreement (the “Agreement”) with XCRITO Ltd. (an unrelated third party), a corporation headquartered in Limassol, Cyprus (“XCRITO”), pursuant to which we sold to XCRITO 100% of our equity interest in our wholly-owned subsidiary Fashion Service. Pursuant to the Agreement, XCRITO agreed to pay the Company $16,000, and in turn acquired all of the assets and liabilities of Fashion Service, except for liabilities resulting from long term debt (including current amounts owed on such debt), equal to $6,831,000, were assumed by Sunset Suits S.A. pursuant to the Agreement.

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

Short-Term Financial Plan

Our short-term financial plan for 2010 includes various initiatives as discussed above, through which we hope to achieve positive net income and positive cash flows from operations or cash flows, which are negative only to the extent that we use cash to decrease our overdue tax payables. We believe that we will achieve this plan.

If we are able to achieve positive cash flows from operations, it would allow us to simultaneously pay down our current debt and overdue loans and tax payables according to agreed schedules. It would also allow us to have sufficient cash flow to operate normally for the remainder of 2010. The opening of new retail stores development in the near term is dependent on obtaining new loans, and or achieving positive cash flows from operations. In order to improve our liquidity we are negotiating with our trading partners from China a trade credit with maximum limit of $3,000,000 for 24 months period. We are in course of negotiations.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentages, in thousands of US dollars)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
					Percent		Year to
		Percent of			of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	$5,328	100%		$6,880	100%		(23%	)
Cost of sales	2,069	39%		3,124	45%		(34%	)
Gross profit	3,259	61%		3,756	55%		(13%	)
Administrative expenses	122	2%		357	5%		(66%	)
Selling expenses	3,746	70%		4,299	62%		(13%	)
Total Expenses	3,868	73%		4,655	68%		(17%	)
Gain (loss) on disposal of fixed assets, net	($ 421)	(8%	)	($ 41)	(1%	)	931%
Interest income	14%			0%
Interest expense	212	4%		157	2%		34%
Gain (loss) on transaction in foreign currency	728	14%		9%			7,578%
Income (loss) before income taxes	(500)	(9%	)	(1,088)	(16%	)	(54%	)
Income tax (expense) benefit	130	2%		113	2%		15%
Net income (loss) from Continuing Operations	(370)	(7%	)	(975)	(14%	)	(62%	)
Income (loss) from Discontinued Operations	0%			754	11%		(100%	)
Net (Loss) Income	(370)	(7%	)	(221)	(3%	)	68%

(All amounts, other than percentages, in thousands of Polish zloty)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
				Percent	Year to
		Percent of		of	Year
	Amount	Revenue	Amount	Revenue	Change
Sales revenue	zl 16,238	100%	zl 22,109	100%	(27%	)
Cost of sales	zl 6,306	39%	zl 10,040	45%	(37%	)
Gross profit	zl 9,932	61%		zl 12,069	55%		(18%	)
Administrative expenses	zl 373	2%		zl 1,146	5%		(67%	)
Selling expenses	zl 11,418	70%		zl 13,814	62%		(17%	)
Total Expenses	zl 11,791	73%		zl 14,961	68%		(21%	)
Gain (loss) on disposal of fixed assets, net	(zl 1,283)	(8%	)	(zl 131)	(1%	)	878%
Interest income	zl 42%			zl 0%
Interest expense	zl 645	4%		zl 506	2%		27%
Gain (loss) on transaction in foreign currency	zl 2,219	14%		zl 30%			7,182%

Income (loss) before income taxes	(zl 1,525)	(9%	)	(zl 3,498)	(16%	)	(56%	)
Income tax (expense) benefit	zl 397	2%		zl 364	2%		9%
Net income (loss) from Continuing Operations	(zl 1,129)	(7%	)	(zl 3,134)	(14%	)	(64%	)
Income (loss) from Discontinued Operations	zl 0%			zl 2,424	11%		(100%	)
Net (Loss) Income	(zl 1,129)	(7%	)	(zl 709)	(3%	)	59%

Revenues. Our net revenues for the three months ended September 30, 2010 amounted to $5,328,000 (including foreign operations), which is $1,552, 000 or 23% lower than for the same period in 2009, during which we had net revenues of $6,880,000. Such decrease was partially offset by the depreciation of USD to PLN by 5.2%. Net revenues, as denominated in PLN, dropped by 27%, which is the effect of a decrease in sales in our Polish retail network. Our foreign network sales remained stable as compared to the three months ended September 30, 2009. The decrease in sales was the effect of a decrease in total quantity of apparel sold. The lower quantity sold is a result of i) lower inventory levels at our retail outlets resulting from poor liquidity; ii) the decrease in the number of our retail outlets by 21 % compared to the number of outlets as of September 30, 2009 and; iii) lower demand for our apparel as a result of the economic slowdown in Poland.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue increased by 11% in the three months ended September 30, 2010, as compared to the same period in 2009. The increase of the gross margin as a percentage of revenue was principally due to decrease in cost of sales in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Gross Profit. Gross profit was $3,259,000 for the three months ended September 30, 2010, compared to $3,756,000 for the three months ended September 30, 2009, which was a decrease of $497,000 or 13%. The decrease is a result of lower net revenues.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total operating expenses in the three months ended September 30, 2010, amounted to $3,868,000 which is $787,000 or 17% less than that for the three months ended September 30, 2009, during which we had operating expenses of $4,655,000. The decrease in our operating expenses would be higher if we take into consideration the depreciation of the USD to the PLN by 5.2%. As denominated in PLN, total operating expenses dropped by 21%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in the three months ended September 30, 2010 were $3,746 ,000 (70% of net sales), $553,000 or nearly 13% less than the $4,299,000 (62% of net sales) that we spent on selling and marketing during the three months ended September 30, 2009. A decrease in our selling and marketing expenses is mainly a net effect of the following factors; i) a decrease in average total capacity of our retail stores by 21% compared to the number of stores as of September 30, 2010; and ii) a decrease in average salaries of our sales staff in the three months ended September 30, 2010 by 43% as compared to average salaries in the three months ended September 30, 2009. As denominated in PLN selling and marketing expenses decreased by 17%.

  Administrative Costs. Administrative expenses were $122,000 2% of net sales) and $357,000 (5% of net sales) in the three months ended September 30, 2010 and September 30, 2009, respectively. As denominated in PLN, administrative costs decreased by 67%. A decrease in our general administration expenses was mainly due to the decrease in the salaries of our administrative personnel.

Gain (loss) on disposal of property and equipment. Loss on disposal of fixed assets amounted to $421,000 for the three months ended September 30, 2010. In the three months ended September 30, 2009, there was a loss on the sale of fixed assets amounting to $41,000. The higher cost of disposal of fixed assets is related to closures of retail outlets that were not fully depreciated as of the time of their closure. There were 9 retail outlet closures during the three months ended September 30, 2010, compared to 4 closures during the same period in 2009.

Gain on transactions in foreign currency. The gain on transactions in foreign currency amounted to $728,000 in the three month period ended September 30, 2010. In the same period in 2009, we had a gain on transactions in foreign currency amounting to $9,000. The increase in gain on transactions in foreign currency by $719,000 is a result of higher depreciation of the US dollar compared to the Polish zloty during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentages, in thousands of US dollars)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
					Percent		Year to
		Percent of			of		Year
	Amount	Revenue		Amount	Revenue		Change

Sales revenue	$14,479	100%		$20,011	100%		(28%	)
Cost of sales	6,296	43%		7,942	40%		(21%	)
Gross profit	8,183	57%		12,069	60%		(32%	)
Administrative expenses	934	6%		1,203	6%		(22%	)
Selling expenses	10,586	73%		11,847	59%		(11%	)
Total Expenses	11,520	80%		13,050	65%		(12%	)
Gain (loss) on disposal of fixed assets, net	($ 856)	(6%	)	($ 43)	(%)		1,898%
Interest income	43%			11%			289%
Interest expense	453	3%		444	2%		2%
Gain (loss) on transaction in foreign currency	(129)	(1%	)	(02)	(%)		6,570%
Income (loss) before income taxes	(4,733)	(33%	)	(1,459)	(7%	)	224%
Income tax (expense) benefit	1,298	9%		285	1%		356%
Net income (loss) from Continuing Operations	(3,434)	(24%	)	(1,174)	(6%	)	192%
Income (loss) from Discontinued Operations	6,321	44%		(667)	(3%	)	(1,048%	)
Net (Loss) Income	2,887	20%		(1,841)	(9%	)	(257%	)

(All amounts, other than percentages, in thousands of Polish zloty)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
					Percent		Year to
		Percent of			of		Year
	Amount	Revenue		Amount	Revenue		Change

Sales revenue	zl 44,131	100%		zl 64,306	100%		(31%	)
Cost of sales	19,191	43%		25,521	40%		(25%	)
Gross profit	24,941	57%		38,785	60%		(36%	)
Administrative expenses	2,846	6%		3,866	6%		(26%	)
Selling expenses	32,266	73%		38,072	59%		(15%	)
Total Expenses	35,112	80%		41,938	65%		(16%	)
Gain (loss) on disposal of fixed assets, net	(2,610)	(6%	)	(138)	(%)		1,795%
Interest income	130%			35%			269%
Interest expense	1,380	3%		1,428	2%		(3%	)
Gain (loss) on transaction in foreign currency	(393)	(1%	)	(06)	(%)		6,226%
Income (loss) before income taxes	(14,425)	(33%	)	(4,689)	(7%	)	208%
Income tax (expense) benefit	3,958	9%		915	1%		332%
Net income (loss) from	(zl			(zl
Continuing Operations	10,467)	(24%	)	3,774)	(6%	)	177%
Income (loss) from Discontinued Operations	19,267	44%		(2,144)	(3%	)	(999%	)
Net (Loss) Income	zl 8,800	20%		(zl 5,917)	(9%	)	(249%	)

Revenues. Our net revenues for the nine months ended September 30, 2010 amounted to $14,479,000 (including foreign operations), which is $5,532, 000 or 28% lower than for the same period in 2009, during which we had net revenues of $20,011,000. Such decrease was partially offset by the depreciation of USD to PLN by 5.2% . Net revenues, as denominated in PLN, dropped by 31%, which is the effect of a decrease in sales in our Polish retail network. Our foreign network sales remains stable as compared to the nine months ended September 30, 2009. The decrease in sales was the total effect of a decrease of average retail prices (in particular during the first quarter of 2010) and a decrease in total quantity of apparel sold. The lower prices is a result of higher discounts to sell out slow moving inventory. The lower quantity sold is a result of i) lower inventory levels at our retail outlets resulting from poor liquidity; ii) the decrease in the number of our retail outlets by 21% and; iii) lower demand for our apparel as a result of the economic slowdown in Poland.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue decreased by 5% in the nine months ended September 30, 2010, as compared to the same period in 2009. The cumulative decrease of the gross margin as a percentage of revenue was principally due to a decrease in our retail prices during the first half of 2010; our retail prices dropped by approximately 23% in the first half of 2010. The lower gross profit as percentage of total revenue is also a result of lower purchase discounts received from our suppliers due to lower volume on our purchase orders.

Gross Profit. Gross profit was $8,183,000 for the nine months ended September 30, 2010, compared to $12,069,000 for the nine months ended September 30, 2009, which was a decrease of $3,886,000 or 32%. There was a drop of 45% of gross margin in the Polish retail network, and a 20% decrease in gross margin in our foreign network. The decrease is a result of lower net revenues.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total operating expenses in the nine months ended September 30, 2010, amounted to $11,520,000 which is $1,530,000 or 11.7%, less than that of the nine months ended September 30, 2009, during which we had operating expenses of $13,050,000. The decrease in our operating expenses would be higher if we take into consideration a depreciation of USD to PLN by 5.2% . As denominated in PLN, total operating expenses dropped by 16%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in the nine months ended September 30, 2010 were $10,586 ,000 (73% of net sales), $1,261,000 or nearly 11% less than the $11,847,000 (59% of net sales) that we spent on selling and marketing during the nine months ended September 30, 2009. A decrease in our selling and marketing expenses is mainly a net effect of the following factors: i) a decrease in average rental costs due to depreciation of the Euro to the Polish zloty by 5.2%; ii) a decrease in average total capacity of our retail stores by 21%; and iii) a decrease in average salaries of our sales staff by 12%. As denominated in PLN selling and marketing expenses decreased by 15%

  Administrative Costs. Administrative expenses were $934,000(6% of net sales) and $1,203,000 (6% of net sales) in the nine months ended September 30, 2010 and September 30, 2009, respectively. As denominated in PLN, administrative costs decreased by 26%. A decrease in our general administration expenses was mainly due to the decrease in salaries of our administrative personnel.

Gain (loss) on disposal of property and equipment. Loss on disposal of fixed assets amounted to $856,000 for the nine months ended September 30, 2010. In the nine months ended September 30, 2009, there was a loss on the sale of fixed assets amounting to $43,000. The higher cost of disposal of fixed assets is related to closures of retail outlets that were not fully depreciated as of their dates of closure. There were 24 retail outlet closures during the nine months ended September 30, 2010, compared to 13 closures during the same period in 2009.

Interest Expense and Financing Costs. Interest expenses was $453,000 for the nine months ending September 30, 2010, and $444 ,000 for the same period in 2009. An increase in total interest expense in 2010, as compared to 2009, is flattened by changes of translation rate of PLN to USD. As denominated in PLN the interest expenses decreased by PLN 47 or 3%. The decrease in interest expense is predominantly explained by lower amount long term loan capital to be repaid.

Loss on transactions in foreign currency. The loss on transactions in foreign currency amounted to $129,000 in the nine month period ended September 30, 2010. In the same period in 2009, we had a loss on transactions in foreign currency amounting to $2,000. The decrease in loss on transactions in foreign currency by $127,000 is a result of appreciation of the US dollar compared to the Polish zloty as of September 30, 2010 as compared to December 31, 2009. The increase in foreign exchange rate of USD to PLN resulted in the increase in long-term debt denominated in U.S. dollars. This was a primary reason for the recognition of unrealized foreign exchange losses on our income statement for the nine months ended September 30, 2010.

Income taxes. Income tax benefit accounted for 27.4% of pre-tax income for the nine months ended September 30, 2010, as compared to 19.5% of pre-tax income for the same period in 2009. We had an income tax benefit of $1,298,000 during the nine months ended September 30, 2010, as compared to income tax benefit of $285,000 in the nine months ended September 30, 2009. The tax benefit of $1,298,000 is due to the taxable losses for the nine months of 2010. We expect this benefit to offset to income tax liabilities that will be due for fiscal 2010.

Net income/loss from continuing operations We had a net loss from continuing operations of $3,434,000 for the nine months ended September 30, 2010 and a net loss from continuing operations of $1,174,000 for the same period in 2009. The decrease of $2,260,000 in the net income was principally due to lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which is primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Net income/loss from discontinued operations We had net income from discontinued operations of $6,321,000 for the nine months ended September 30, 2010, and a net loss from discontinued operations of $667,000 for the same period in 2009. The net income from discontinuing operations for the nine months ended September 30, 2010 is made up of a net operating loss of $509,000 and a gain on disposal of production facility held for sale of $6,831,000,.

Net income/loss (profit after taxes). We had a net income of $2,887,000 for the nine months ended September 30, 2010, and a net loss of $1,841,000 for the same period in 2009. An increase of $4,728,000 in net income was principally due to gain on disposal of production facility held for sale.

Balance Sheet Analysis

(All amounts, other than percentages, in thousands of US dollars)

	September 30,	December 31,	Year to
	2010	2009	Year
			Change
ASSETS
Total current assets	$7,278	$9,482	(23%	)
Total non-current assets	7,527	16,164	(53%	)
Total assets	$14,805	$25,646	(42%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	$13,620	$19,020	(28%	)
Total non-current liabilities	4,449	12,832	(65%	)
Total stockholders equity	(3,264)	(6,207)	(47%	)
Total liabilities and stockholders' equity	$14,805	$25,646	(42%	)

(All amounts, other than percentages, in thousands of Polish zloty)

	September 30,	December 31,	Year to
	2010	2009	Year
			Change
ASSETS
Total current assets	zl 21,288	zl 27,027	(21%	)
Total non-current assets	22,017	46,072	(52%	)
Total assets	zl 43,305	zl 73,099	(41%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	zl 39,840	zl 54,213	(27%	)
Total non-current liabilities	13,012	36,576	(64%	)
Total stockholders equity	(9,547)	(17,691)	(46%	)
Total liabilities and stockholders' equity	zl 43,305	zl 73,099	(41%	)

Current assets. Current assets as of September 30, 2010 amounted to $7,278,000. Current assets as of December 31, 2009 amounted to $9,482,000. The decrease of $2,204,000 or 23%, is mainly the result of recording a sale of current-assets resulting from the sale of Fashion Service to a third party. Current-assets held for sale amounted to $3,653,000 as of December 31, 2009. Excluding current assets held for sale, we had an increase in prepared expenses and other current assets amounted to $1,348,000 and decrease in inventory amounted to $377,000.

A decrease in inventories is a detrimental effect of our liquidity problems resulting in supply delays and decrease the level of inventory below needed level. The increase in prepaid expenses and other current assets is a result of recognition of current tax benefit due to significant losses for the six months period ended September, 30, 2010.

Non-current assets. Non-current assets as of September 30, 2010 amounted to $7,527,000. Non-current assets as of December 31, 2009 amounted to $16,164,000. A decrease of $8,637,000 or 53%, is primarily the result of recording a sale of long-lived assets in the transaction of the sale of Fashion Service. Long-lived assets held for sale amounted to $7,694,000 as of December 31, 2009. Additionally long-lived assets decreased due to retail outlets closures which took place during nine months of 2010. We had 69 shops in operation as of September 30, 2010, while there were 88 shops in operation as of December 31, 2009.

Excluding non-current assets for sale, non-current assets as of September 30, 2010 decreased by $943,000 as compared to December 31, 2009. The major reason for this change is the fluctuation in the PLN/USD foreign exchange rate. The balance sheet foreign exchange rate as of December 31, 2009 was 2.8503 PLN/USD, compared to 2.9250 PLN/USD as of September 30, 2010. Beside the effect of foreign exchange rate fluctuation there was a $402,000 decrease in property and equipment and a $466,000 decrease in long term investment. A decrease in fixed assets is a result of liquidation of retail outlets and depreciation. A decrease in long term investment is a result of decrease in a total balance of deposits paid to landlords, also connected with shops closures.

Current liabilities. Current liabilities as of September 30, 2010 amounted to $13,620,000. Current liabilities as of December 31, 2009 amounted to $19,020,000. The decrease of $5,400,000 or 28%, is partly a result of recording a sale of long-lived assets in the sale of Fashion Service. Current liabilities associated with assets held for sale amounted to $9,808,000 as of December 31, 2009. Moreover, our current liabilities increased from January 1, 2010 to September 30, 2010 by $4,408,000 (13,583,000 PLN). This increase is the result of the decrease in payments of our debts as a consequence of the reduction in our liquidity.

There was an increase in short term borrowings of $243,000 (PLN 714,000), an increase in accounts payable of $2,551,000 (PLN 7,711,000) and an increase in current portion of long term debts of $694,000 (PLN 2,166,000) during the nine months ended September 30, 2010. The increase in short term borrowings is a result of cash proceed due to borrowing of short term note payable. The increase in accounts payable is mainly a result of worsening liquidity and our inability to pay our current debts. The increase in current portion of long term debt payable is a result of: i) our long term debt payment schedule and significant long term debts to be paid in the first half of the year 2011 and; ii) an increase of foreign exchange rate of PLN/USD (since approximately half of long term debts are denominated in USD).

Non-Current liabilities. Non-current liabilities as of September 30, 2010 amounted to $4,449,000. Non-current liabilities as of December 31, 2009 amounted to $12,832,000. The decrease of $8,383,000, or 65%, is a result of recording a sale of non-current liabilities in the sale of Fashion Service. Non-current liabilities held for sale amounted to $7,753,000 as of December 31, 2009. Our non-current liabilities decreased from January 1, 2010 to September 30, 2010 by $630,000 (1,728,000 PLN) which is mainly a consequence of movement between long-term and short-term debt in regard to the payments schedule. Besides, an additional provision was recorded for cost associated with a lost legal defense versus a claim from an owner of Karlovy Vary shopping mall in Czech Republic for a payment of overdue rents from a year 2001

Stockholders' equity. Total stockholders' deficiency as of September 30, 2010 amounted to $3,264,000. Stockholders' deficiency as of December 31, 2009 amounted to $6,207,000. The increase of $2,943,000 is mainly a result of: i) an increase in our net profit as a consequence of the sale of Fashion Service; and ii) an increase in our operating loss for the nine months period ended September 30, 2010.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. Our principal uses of cash are for payments on current liabilities, capital expenditures and repayments on long term borrowings.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2010	30, 2009
Net cash provided by (used in) operating activities	371	1,256
Net cash provided by (used in) investing activities	(573)	(1,190)
Net cash provided by (used in) financing activities	69	(774)
Effect of foreign currency translation on cash and cash equivalents	(68)	(48)
Net Cash Flow	$(200)	$(755)

(All amounts in thousands of Polish zloty)

	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2010	30, 2009
Net cash provided by (used in) operating activities	1,132	4,037
Net cash provided by (used in) investing activities	(1,747)	(3,823)
Net cash provided by (used in) financing activities	212	(2,488)
Effect of foreign currency translation on cash and cash equivalents	(206)	(153)
Net Cash Flow	$(610)	$(2,427)

Cash provided by operations was $371,000 for the nine months ended September 30, 2010. To provide this cash in light of net income of $2,887,000 for the nine month period, we reversed a gain on the disposal of our production facility held for sale of $6,831,000 and reversed depreciation of $500,000. We experienced an increase in non-cash net operating assets of $1,471,000 during the nine months ended September 30, 2010. Accounts receivable increased by $706,000, which also led to a decrease in operating cash flows. Prepaid expenses and other current assets increased by $1,183,000 as a consequence of the increase in prepaid current tax credit, which led to a decrease in net operating cash flow. We also experienced an increase in its trade accounts payable and other liabilities of $4,427,000 due to of the decrease in payments of debts, which led to an increase in cash flows from operations.

We need to fully eliminate negative working capital, and over the next twelve months we will not be able finance our net loss by speeding-up the collections of its accounts receivable and reducing inventory balance on hand. We should, however, have the ability to delay the payment of certain of its operating liabilities so as to continue in operation for the next twelve months. We are also seeking $3,000,000 of additional trade credit from its suppliers in China. There is a possibility, however, that we may not be able to obtain any of this additional financing. Our management has various plans for increasing the profitability and cash flows of the Company as discussed above in the section titled "Overview". Each of our plans carries significant uncertainty as to their achievability and there are risks that they may actually decrease profitability and cash flows. Several of our plans are particularly risky in the near term, even if they may ultimately be successful in the long-term, because investment in additional working capital and leasehold improvements are required in the short-term. In addition, even our existing facilities will require some capital expenditures to replace depreciated property and equipment. Consequently, there is a significant risk that we will be unable to continue our operations through December 31, 2010.

Operating activities. Net cash provided by operating activities was $371,000 for the nine month period ended September 30, 2010, as compared to $1,256 ,000 used in operating activities during the same period in 2009. The decrease in net cash provided by operating activities was mainly due to worse of operating loss.

Investing activities. Net cash used in investing activities for the nine month period ended September 30, 2010 was $573,000 as compared to $1,190,000 net cash used in investing activities for the same period in 2009. The decrease in net cash used in investing activities was mainly a result of lower investments in new shops made during the year 2010 as compared to the year 2009.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2010 was $69,000, as compared to $774,000 net cash used in financing activities during the same period in 2009. The increase in net cash provided by financing activities was mainly attributable to the lower repayment of long term debt and proceed from short term borrowing in April 2010.

Repayments of Debt. Repayments of debt in the nine months ended September 30, 2010 amounted to $152,000, compared to repayments of $683,000 made in the nine months ended September 30, 2009. The decrease in the repayment of long term debt is a result of our liquidity problems. This lower repayment of long term debt is agreed with our creditors. Part of our long term debt is denominated in PLN. As a result, variances in our net borrowings, repayment tends to be driven by changes in foreign exchange rate fluctuations.

Principal Factors Affecting Our Liquidity

We currently expect to generate a positive net cash flow for fiscal year 2010. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, or working capital requirements, could occur, which could cause our cash flow to vary significantly from this estimate.

Liquidity

Our current ratio was 0.53 as of September 30, 2010, and 0.50 as of December 31, 2009 (including current assets and liabilities held for sale). This increase of our current ratio is a result of sale of our production facility in the first quarter of 2010. An increase in our working capital between December 31, 2009 and September 30, 2010 amounted to $3,196 and it was a direct effect of sale of production facility in March 2010.

Excluding current assets and liabilities held for sale, our current ratio was 0.53 as of September 30, 2010, and 0.63 as of December 31, 2009. A decrease in our current ratio, excluding current assets and liabilities held for sale, is a result of our increasing liquidity problems that escalate in the year 2010.

The sources of liquidity related to the sale of Fashion Service Sp. z o. o. include cash from the purchase consideration amounting to $16,000 and decreases in fixed cash outflows for production maintenance and payroll.

Working Capital

Our negative working capital is regarded as a serious going concern threat. Our negative working capital amounted to $6,522,000 and $9,538,000 including current assets and liabilities held for sale (or $3,384,000 excluding current assets and liabilities held for sale) as of September 30, 2010 and December 31, 2009, respectively. An increase in our working capital amounted to $3,196,000 (including current assets and liabilities held for sale). Excluding current assets and liabilities held for sale presented as of December 31, 2009, we had a decrease in working capital of $2,958,000. This decrease is a result of our increasing liquidity problems during 2010 as discussed above.

Debt

We plan to re-pay approximately $6,390,000 of long term notes in the years 2010 through 2013. We expect to be able to generate sufficient cash flow in the future to be able to pay these notes, however, we may not be able to achieve this. As of September 30, 2010, based on exchange rates in effect at that time, the principal payments due in future years total $303,000 for the remainder of 2010, $1,612,000 in 2011, $2,236,000 in 2012, and $2,176,000 in 2013.

According to decisions of Polish tax authorities issued in November 2009 regarding deferral of delinquent tax obligations of Sunset Suits S.A. amounting to $2,453,000, Sunset Suits S.A. is obliged to pay delinquent tax obligations up to November 2010 with total balloon payments amounting to $2,110,000 on November 2, 2010. Due to inability to pay this amount on October 29, 2010, management submitted a request for further deferral of the balloon payments of delinquent up to November 2011. Management believes that the request will be honored by the respective tax authorities.

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

Capital Expenditures

Our capital expenditures paid in cash for the nine months ended September 30, 2010 were $525,000, compared with $ 1,213,000 for the nine months ended September 30, 2009. This decrease was the result of weaker liquidity and therefore our ability to invest in 7 new retail stores during the nine months ended September 30 2010 as compared to 8 new stores in the nine months ended September 30, 2009. The average expenditures per store were $75,000 during nine months ended September 30, 2010 as compared to $152,000 during the nine months ended September 30, 2009.

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

The translation of PLN into USD has been made as follows:

March 31, 2010
Statement of income and comprehensive income	PLN 2.8841 to US$1.00

March 31, 2009
Statement of income and comprehensive income	PLN 3.4420 to US$1.00

June 30, 2010
Balance sheet	PLN 3.3946 to US$1.00
Statement of income and comprehensive	PLN 3.0182 to US$1.00

June 30, 2009
Balance sheet	PLN 3.1733 to US$1.00
Statement of income and comprehensive	PLN 3.3531 to US$1.00

September 30, 2010
Balance sheet	PLN 2.9250 to US$1.00
Statement of income and comprehensive income	PLN 3.0479 to US$1.00

September 30, 2009
Balance sheet	PLN 2.8852 to US$1.00
Statement of income and comprehensive income	PLN 3.2136 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive income	PLN 3.1162 to US$1.00

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

Guarantees to landlords

The Company provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit to be paid in advance as a substitute for bank guarantees. Therefore, according to its lease agreements the Group is required to pay the whole deposit before it starts to operate the leased retail outlets. Due to poor liquidity, the Group was unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as required. As of September 30, 2010, there were $698 of deposits that were not provided by Sunset Suits S.A.. If not paid timely, the respective landlords bear a right to dissolve the agreement with Sunset Suits S.A.. Currently Management is under discussion with landlords to delay the date the total deposit is fully paid.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. None of Sunset Suits Holding, Inc., Sunset Suits S.A., , Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania have any off-balance-sheet credit exposure to any of their customers.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure. Our disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 30, 2010. There were no changes in internal control during the quarter ended September 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

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

Date: November 17, 2010

SUNSET SUITS HOLDINGS, INC.

By: /s/ Miroslaw Kranik
Miroslaw Kranik
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer)