Form 10-K
period 2010-12-31
Sunset Suits Holdings, Inc.
filed 2011-06-07
CIK 1433665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 000-28543

SUNSET SUITS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1516905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ul. Starołecka 18
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ] No [X]

The common stock of the registrant was not listed on any principal market or quoted on any securities quotation system on June 30, 2010. Accordingly, as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no market for the registrant's common stock and the aggregate market value of the shares of the registrant’s common stock held by non-affiliates at such time is not determinable. There were a total of 12,499,645 shares of the registrant’s common stock outstanding as of April 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUNSET SUITS HOLDINGS, INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Company,” “we,” “us,” and “our” are to the combined business of Sunset Suits Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries; (ii) “Sunset Suits” are to our wholly-owned subsidiary Sunset Suits S.A., a Polish company; (iii) “Fashion Service” are to our wholly-owned subsidiary Fashion Service Sp. z o.o., a Polish company; (iv) “Men's Fashion” are to the predecessor company to Sunset Suits, Sunset Suits Men's Fashion - Moda Meska; (v) “SEC” are to the United States Securities and Exchange Commission; (vi) “Securities Act” are to Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “Poland,” “Polish” and “Pole” are to the Republic of Poland; (ix) “PLN” are to the legal currency of Poland, the Polish Zloty; (x) “EUR” or “Euro” are to the legal currency of the European Union; (xi) “U.S. dollars,” “dollars,” “USD” and “$” refer to the legal currency of the United States; (xii) “LIBOR” are to the London Interbank Offered Rate; and (xiii) “WIBOR” refers to the Warsaw Interbank Offered Rate.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a retailer of high quality menswear based in Poland. Our merchandise includes suits, sport coats, slacks, dress shirts and ties. We offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes. Prior to March 26, 2010, we manufactured the majority of our menswear through our subsidiary, Fashion Service, and purchased the remaining inventory from third party suppliers. On March 26, 2010, we sold 100% of our ownership interest in Fashion Service and currently purchase our merchandise through a supply chain in Asia.

We distribute our clothing primarily through our sales outlets, which we operate, and which are dedicated exclusively to the sale of our clothing. As of December 31, 2010, our operations included 59 domestic retail stores located in Poland with total retail space of approximately 6,800 square meters, 3 stores located in Latvia with total retail space of approximately 359 meters, 8 stores located in the Czech Republic with total retail space of approximately 766 meters, and 5 stores located in Lithuania with total retail space of approximately 654 square meters. Our sales outlets are located mainly in larger shopping centers in urban areas with populations in excess of 50,000 people.

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

We market our clothing principally through the direct efforts of our in-house sales staff. As of December 31, 2010, we had 409 sales personnel. We believe we provide a superior level of customer service relative to our competitors. Additionally, our in-store salespersons are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. We encourage our sales staff to be friendly and knowledgeable.

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

For the fiscal year ended December 31, 2010, we had net sales of $19.5 million, compared to net sales of $26.6 million for the fiscal year ended December 31, 2009, a decrease of 27%. The decrease in our sales was largely in response to the lack of liquidity supply and the reduction in number of Polish sales outlets from 88 to 59.

The address of our principal executive office in Poland is ul. Starołecka 18, 61- 361 Poznań, Poland and our telephone number is +48 (61) 642 40 04. We maintain a website at www.sunsetsuits.pl that contains information about our Company, but that information is not part of this report.

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

During the three years prior to filing the reorganization petition, the SMS Companies operated a chain of skilled nursing homes in Texas, which had consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, the SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided around-the-clock care for the health, well being, safety and medical needs of the SMS Companies' patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas. In 2005 the SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million that was used for working capital and to finance the purchase of the real property on which two of the SMS Companies' nursing care facilities operated. By late 2006, the SMS Companies were in an “over advance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, the SMS Companies entered into a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default as long as the SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. The SMS Companies were unsuccessful in obtaining a commitment from a new lender, and on January 5, 2007, the lender declared the SMS Companies in default and commenced foreclosure and collection proceedings. On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

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

In connection with the private placement on May 21, 2008, Mirosław Kranik, our largest stockholder, entered into an escrow agreement, or Escrow Agreement, with us, Wentworth Securities, Inc. and Securities Transfer Corporation, the escrow agent. Pursuant to the Escrow Agreement, Mr. Kranik agreed to place an aggregate of 3,125,000 shares of our common stock owned by him (to be equitably adjusted for stock splits, stock dividends and similar adjustments) into escrow with Securities Transfer Corporation. In the Escrow Agreement, the parties established minimum after tax net income thresholds of $3,377,000 for the fiscal year ending December 31, 2008 and $9,948,000 for the fiscal year ending December 31, 2009. In the event that the minimum after tax net income thresholds for fiscal year 2008 or fiscal year 2009 are not achieved, then the investors would be entitled to receive up to 100% of the shares in escrow for each applicable year based upon a pre-defined formula agreed to among the parties to the Escrow Agreement. However, in the event that the release of such shares of common stock to the investors, Mr. Kranik or any other party is deemed to be an expense, charge or deduction from the revenue reflected on our financial statements for the applicable year, as required under U.S. generally accepted accounting principles, such expense or deduction will be excluded for purposes of determining whether or not the minimum after tax income thresholds for fiscal year 2008 and fiscal year 2009 are achieved.

We did not achieve the minimum after tax net income threshold for fiscal year ended December 31, 2008, and pursuant to the Escrow Agreement, the investors received an aggregate of 1,514,006 shares of our common stock from Mr. Kranik.

On May 21, 2009 an amendment to Escrow Agreement was signed under which:

Sunset Suits no longer would be obliged to achieve an after tax income of $9,948,000 for the year 2009 Sunset Suits would be obliged to achieve an after tax income of $2,037,000 for the year 2010 Sunset Suits would be obliged to achieve an after tax income of $3,422,000 for the year 2011

Mirosław Kranik would personally pledge 625,000 shares of the Company’s common stock (in addition to the 1,610,994 shares of the company remaining in escrow following the distribution of 1,514,006 shares to investors) to guarantee that the Company would achieve the financial targets for 2010 and 2011

We did not meet the after tax net income threshold of $2,037,000 for the fiscal year 2010. Pursuant to the Escrow Agreement, the investors are entitled to receive 2,235,994 additional shares from Mr. Kranik.

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

Acquisition of Alza Sp. z o.o.

On March 8, 2010 Sunset Suits Holdings, Inc. purchased 100% shares in the company Alza Sp. z o.o., based in Warsaw, ul. Plac Defilad 1 at the price of $ 2,530. The net equity of acquired entity was $843. At the time of acquisition and as of 31 December 2010 Alza Sp. Z o.o. had no material impact on the Group’s operations, its assets and liabilities did not represent material values. Therefore, Alza Sp. z o.o. was not included in the consolidation. Management intends the company Alza Sp. z o.o. to deal with import and distribution of merchandises within the Group.

Our Corporate Structure

All of our business operations are conducted through our subsidiaries. The chart below presents our corporate structure as of April 30, 2010.

Our Industry and Principal Market

Overview of the European Clothing Market

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

Based on various reports, mostly PMR Publications "Clothing and footwear retail market in Poland 2010" clothing market in the European Union is estimated at €470 billion. In this pool men's clothing market value is 16%, or €75billion. The menswear market structure is as follows:
- 50% sportswear
- 30% casual clothing
- 20% formal clothing

Overview of the Polish Clothing Market

Polish clothing and footwear market is estimated for approximately 27 billion PLN or €6.8 billion. Contrary to earlier estimates, this market didn’t shrunk last year. According to the Polish Central Statistical Office data on retail sales in Poland, clothing and footwear segment was one of the fastest growing. Retail sale of textile, clothing and footwear rose in 2010 over the previous year by 14.3% .

The formal clothing market in Poland is estimated at 1 billion PLN, or more than €250 million. In 2009-2010 this market has shrunk by about 1-2%.

Our main local competitors: Wolczanka Group Vistula, Bytom, Próchnik aspire to a higher segment, but they are too poor quality and brand to compete with companies such as Boss, Ermenegildo Zegna which operate in the segment of boutique shops.

Sunset Suits operates in the segment close to the "low cost ", which is the substitution of a higher segment formal clothing, so-called “youth brands” (for example ZARA). Unfortunately, Sunset Suits is too formal, as for the prospect of development of the age group 18-35, and there are not frequent exchanges of collection (short series), (for example ZARA, which exchanges its collection every two weeks) - Sunset Suits launches new collection lately every 30 days, last year every 60 days.

As is clear from the financial statements for the year 2010 leading companies in the sector of formal menswear they are experiencing difficulties which are resulted not only from demand but also the costs, in particular from exchange rates. The low value of the zloty against the dollar and the euro has substantially increased the cost of network operation clothing. Most of them have their branches in shopping malls, where rental prices are denominated in euro. In addition, the vast majority of clothing that can be found in Polish stores is not produced in the country. Often, imported directly from the Far East (prices in dollars) and from other European countries - in the case of Western brands (prices in euro).

Company	Sales revenue in PLN		EBIT in thousand of PLN		EBIT as % of sales
	2010	2009	2010	2009	2010		2009
Sunset Suits	58,846	82,848	(16,657)	(12,208)	(28%	)	(15%	)
Vistula & Wólczanka as Vistula Group	353,921	408,402	23,265	40,229	7%		10%
Bytom & Intermoda as Bytom Group	18,535	22,466	(9,205)	(4,450)	(50%	)	(20%	)
Próchnik	6,722	6,563	143	-691	2%		(11%	)

Our Competitive Strengths

We believe that we have the following competitive strengths in our industry:

- Recognizable Brand in Our Markets. We believe that our brand has built a loyal following of fashion- conscious consumers who desire high-quality, well-designed apparel. We believe that brand recognition is critical in the apparel industry, where a strong brand name helps define consumer preferences. We are one of the most recognized brands in Poland, both in terms of overall brand recognition and in the category of elegant apparel.

- Distribution Through Our Specialty Retail Sales Outlets. Our sales outlets are located mainly in larger shopping centers located in urban areas. We believe our sales outlets set, reinforce and capitalize on the image and distinct sensibility of our brand.

- Design Expertise. Our design staff designs substantially all of our products using computer aided design stations, which provide timely translation of designs into sample depictions varying in color, cut and style. The use of these design tools provides our customers with products that meet current fashion trends. Since our design team is local, it is also more in tune with local tastes and trends.

- Experienced Management Team. Our management team has significant experience in the apparel industry and has extensive experience in growing brands and in the retail environment. Mirosław Kranik, our significant stockholder and Chief Executive Officer, has worked in the apparel industry for over 20 years.

Our Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

- Increase of the rate of gross margin by reducing the cost of purchasing goods from 43% in relation to the sale to the level of 37% which is possible with the current organization of supplies from China

- Increase of scale of operations by increasing the number of stores through franchising, the target number of sales outlets is 120, including 60 own and 60 franchised

- Decrease of cost of rental and staffing costs by decreasing surface of the outlets to an average of 100-120 sq. m

- Renegotiate our delinquent tax and overdue accounts payable to obtain at least 3 year repayment period

Retail Sales Outlets

We distribute our clothing primarily through our sales outlets, which we operate, and which are dedicated exclusively to the sale of our clothing. As of December 31, 2010, our operations included 59 domestic retail stores located in Poland with total retail space of approximately 6,800 square meters, 3 stores located in Latvia with total retail space of approximately 359 meters, 8 stores located in the Czech Republic with total retail space of approximately 766 meters, and 5 stores located in Lithuania with total retail space of approximately 654 square meters. Our sales outlets are located mainly in larger shopping centers in urban areas with populations in excess of 50,000 people.

All of our Polish sales outlets are leased. Generally, our sales outlets are leased for initial periods ranging from 5 to 10 years with renewal options for an additional 5 years. The outlets range in size from 28 square meters to 200 square meters.

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

Management believes that the Polish market for formal attire is approximately a PLN 1 billion (approximately $300 million). We estimate the following market share for us and main competitors:
- Sunset Suits 6%
- Vistula&Wólczanka 25%
- Bytom 2%
- Próchnik 1%

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

We market our clothing principally through the direct efforts of our in-house sales staff. We had 409 sales personnel as of December 31, 2010. We believe we provide a superior level of customer service relative to our competitors. Additionally, our in-store salespersons are trained as clothing consultants to provide customers with assistance and advice on their apparel needs, including product style, color coordination, fabric choice and garment fit. We encourage our sales staff to be friendly and knowledgeable.

Suppliers

Prior to March 26, 2010, we purchased raw materials, including fabric, yarn, buttons and other trim from domestic and foreign sources, and designed and manufactured most of our inventory through Fashion Service. As discussed above, our management determined that it was more cost effective to cease our manufacturing operations through Fashion Service and begin importing finished goods from Asia through Sunset Suits S.A. As of December 31, 2010 90% of our purchases are from suppliers located in Asia. We intend to continue the present organization of supplies in 2011.

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

Market shares of the largest clothing companies in Poland has similar over the last several years and according to our estimation are as follows: LPP – 5.2%, H&M – 2.8% ., NG2 – 2.7%, Deichmann – 2.1%, Vistula Group – 1.8%, Inditex – 1.7%, Our share in this market we estimate at 0.3%

Among all renowned brands, brand owners have focused on rejuvenating their clientele by offering modern, braver designs. This is especially apparent among traditional designer brands, which to-date have relied on classical, toned down cuts. This marketing approach has been pioneered by Vistula & Wólczanka, which is assessed by market players as exceptionally innovative. A similar strategy has been undertaken by Bytom, which earlier had been associated with suits for middle-aged men. Vistula, Bytom and Próchnik sell menswear from the middle and middle-upper price segments. Other than Vistula, Bytom, Próchnik, Ermenegildo Zegna (Warsaw and Poznań) and Armani (Warsaw), there are no other chains offering premium formal menswear in Poland, such as Ralph Lauren or Bugati.

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

Our Employees

As of December 31, 2010, we employed 443 employees. The following table sets forth the number of our employees by function as of December 31, 2010.

Number of
Functions	Employees
Sales	409
Acccounting, administration and other	34
TOTAL	443

Compared to December 31, 2009 number of employees decreased by 336, of which 214 in connection with the sale Fashion Service and 122 in connection with the reorganization and reduction in the number of sales outlets.

Insurance

We maintain property insurance for our sales outlets and for the premises in Poznań , Poland, where our registered offices are located. We do not maintain business interruption insurance or key-man life insurance. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in Poland.

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

Risk of inability to continue business as a going concern

RISKS RELATED TO OUR BUSINESS

Risk of ability to continue as a going concern, loss of liquidity and ability to meet its commitments.

The company has experienced declines in revenue and continues to generate operating losses and negative cash flows from operations, has negative working capital and capital deficits, which raise doubt about the Company’s ability to continue as a going concern. In view of the negative working capital and negative equity there is a serious risk of loss of financial liquidity and ability to meet its commitments. Our substantial indebtedness could have important consequences, including:

limiting our ability to obtain additional financing to fund capital expenditures and other general corporate requirements;
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, limit the availability of cash as a result of seizure of bank accounts by the bailiff,

lack of timely supply of goods as a result of overdue payments termination of leases by property owners, where are our points of sales as a result of overdue payments, the departure of highly qualified personnel by the inability to pay adequate salaries limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
and placing us at a competitive disadvantage compared to our less leveraged competitors requiring the company to pay suspended interest totaling $3,079 thousand resulting from failure to pay interest on the Company’s existing bank notes which may trigger a breach of previous bank settlement agreements which allows the counterparty financial institutions to then claim the suspended interest amount

We require additional capital and we may not be able to obtain it on acceptable terms or at all.

Due to reduction in sales and operating loss Sunset Suits does not have sufficient amounts of cash to pay its debts in a timely manner and to develop its business. Therefore, there is an urgent need for external financing. Because Sunset Suits is in poor financial situation, there is a risk that financing may not be available in amounts or on terms acceptable to us, if at all. The Company’s management is in talks with creditors aimed at spreading the overdue debt for at least 3 years with the possibility of conditional reductions. At present, the outcome of these talks is difficult to predict. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business.

Risk of subsequent closures of retail outlets due to overdue payments

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it starts to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of December 31, 2010, there were $729 thousand of deposits that were not provided by Sunset Suits S.A. concerning 46 locations of stores. If not paid timely, landlords bear a right to dissolve the agreement with Sunset Suits S.A. As of April 30, 2011 18 of these locations were shut down due to lease agreements terminations. Currently Management is under discussion with landlords to delay the date the total deposit is paid.

Failure to comply with an agreement for deferred payment of delinquent taxes

According to decisions of Polish tax authorities issued on November 4, 2009 regarding deferral of delinquent tax obligations of Sunset Suits S.A. amounting to $1,232,642, Sunset Suits S.A. was obliged to pay delinquent tax obligations up to November 2010 with total balloon payments amounting to $1,047,088 on November 2, 2010. Due to inability to pay this amount on October 29, 2010 management submitted a request for further deferral of the balloon payments of delinquent up to November 2011. According to the decision of the tax office on December 2, 2010 the request was rejected due to formal defects. Management intends to resume negotiations with tax authority. Further non-payment of tax obligations could result in growing penalty interest and fines imposed on members of the board.

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

Economic risks associated with the size of consumer demand

The development of the Group directly depend on the size of consumer demand, which is shaped such by income and household debt, unemployment, interest rates, consumer sentiment indicator. In the case of a significant deterioration in the economic parameters will slow the development of the Group

Risk associated with increased competition

Risks associated with the activities of competitors notably the following areas:
- competitive players from the Far East
- competition from Far Eastern countries and other countries with low labor cost (Romania, Ukraine), the throughput of market services,
- competition from new brands entering the market in the western Polish,
- competitive brands currently operating on the Polish market

Risks associated with the seasonal sales

Retail fashion sector is characterized by significant seasonality of sales. For the most favorable period clothing market from the point of view is generated as a result of the financial period of the Second and fourth quarter.

Foreign exchange risk

Group is exposed to currency risk in respect of the transactions. Such risk arises from making the operating unit sales or purchases in currencies other than the functional currency. The group also has signed leases commercial space, where both rents and other fees paid to the landlords are translated at the current rate PLN / EUR and PLN/ USD.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

As of December 31, 2010, we operated 59 retail sales outlets in Poland. The following table sets forth the location, by city, of these sales outlets.

CITY	NUMBER OF OUTLETS
Warszawa	5
Kraków	5
Wrocław	3
Łódź	1
Poznań	2
Gdańsk	1
Biała Podlaska	1
Białystok	1
Bielsko Biała	2
Bydgoszcz	1
Bytom	1
Chełm	1
Człestochowa	1
Gliwice	2
Gorzów	1
Iława	1
Jelenia Góra	1
Katowice	1
Kielce	1
Kluczbork	1
Kłodzko	1
Koszalin	2
Legnica	1
Lubin	1
Nowy Sącz	1
Opole	2
Piotrków Trybunalski	1
Płock	2
Racibórz	1
Radom	1
Rybnik	2
Rzeszów	1
Słubice	1
Sosnowiec	3
Szczecin	1
Tarnów	1
Toruń	1
Zabrze	1
Zgorzelec	1
Zielona Góra	1
Total	59

All of our Polish sales outlets are leased. Generally our sales outlets are leased for initial periods ranging from 5 to 10 years with renewal options for an additional 5 years. The outlets range in size from 28 square meters to 200 square meters.

Sunset Suits has its Polish registered offices at ul. Starołecka 18, 61-361, Poznań, Poland. Sunset Suits leases its registered offices from Stomil-Poznań S.A. Sunset Suits pays a monthly rental rate of PLN 3,600 (approximately $1,200) for this space. This space consists of approximately 31.2 square meters and is the location where Sunset Suits maintains its corporate records.

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

ITEM 4. (REMOVED AND RESERVED).

PART II Market Information

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are currently quoted on the Over the Counter Bulletin Board under the symbol "SNSX.OB". Approximate Number of Holders of Our Common Stock

As of April 30, 2011, there were approximately 530 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. Dividends We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.” Recent Sales of Unregistered Securities We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

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

Overview

We are a distributer and retailer of high quality menswear, including suits, sport coats, slacks, dress shirts, ties and accessories in Poland, Latvia, Lithuania and the Czech Republic. We operate in the formal menswear market sector within its medium price segment, which represents, for example, suits priced in the range of 600 – 1,000 PLN ($180 – $300) and shirts in range of 100 – 180 PLN ($30 – $55), and we offer an assortment of styles and maintain a broad selection of fabrics, colors and sizes

We generate revenue through retail sales of our menswear, which we sell mainly through our retail sales outlets. For the twelve months ended December, 2010, we had net sales of $19.5 million, compared to net sales of $26.6 million for the twelve months ended December 31, 2009.

The drop in our revenue was caused by two major factors. First, our liquidity did not allow us to stock our shops with the level of inventory expected by our customers, which made our total sales less than if our inventory levels had been higher.

Second, we have reduced the number of the retail outlets since September 30, 2009. The lease agreements were dissolved due to outstanding lease payments or retail outlets were deemed unprofitable. The total number of retail outlets in operation as of December 31, 2010 was 59, 29 less than the total number of retail outlets in operation as of September 30, 2009.

The following table presents the movement in our retail outlets during the years 2010 and 2009:

	Beginning of			End of
	the year,			the year,
Year	January 1,	New openings	Closures	December 31,
Number of retail outlets, 2010	88	2	31	59
Number of retail outlets, 2009	90	16	18	88

As of April 30, 2011 18 of above locations were shut down due to lease agreements terminations.

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it starts to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of December 31, 2010, there were $729 thousand of deposits that were not provided by Sunset Suits S.A. concerning 46 locations of stores. If not paid timely, landlords bear a right to dissolve the agreement with Sunset Suits S.A. As of April 30, 2011 18 of these locations were shut down due to lease agreements terminations. Currently Management is under discussion with landlords to delay the date the total deposit is paid.

We intend to continue to build upon our business strategy by maintaining only profitable outlets. We are monitoring the profitability of these stores. It is possible that we could decide to close some of these stores if we determine that they do not have the potential to be profitable.

Management is the opinion that the Group could effectively operate in Poland with the number of outlets reduced to about 30of the most profitable, if the operating expenses would be reduced appropriately.

However, by the end of 2011 Management intends to open 30 new franchise outlets.

Sunset Suits-branded retail stores are also operated internationally by local companies based in the Czech Republic, Lithuania, and Latvia. As of December 31, 2010 our distribution in these four countries is carried out through a network of 16 stores. This number remained constant throughout the year 2010.

In the period 2011-2013 we are planning to open 60 outlets under the terms of the franchise. With the existing number of our own outlets a total retail space will be 5,900 square feet. The average size of a single outlet should not exceed 100-120 square meters, which allow the optimization of the rental and staffing costs. Estimated outlays to open a new outlet is about $ 33,000, therefore the implementation of the new openings plan will require an additional $2,000,000.

Summary of Financial Performance

As of December 31, 2010, we had negative equity (liabilities in excess of assets) of $6.6 million and negative working capital (current liabilities in excess current assets less cash) of $10 million. Our net loss for the twelve months ended December 31, 2010 was $0.5 million. Our net loss from continuing operations for the twelve months ended December 31, 2010 was $6.8 million. Our net profit from discontinued operations for the twelve months ended December 31, 2010 was $6.3 million.

The negative working capital and equity, along with our loss for the most recent twelve month period raise a substantial doubt about our ability to continue as a going concern. In addition to seeking new debt financing, which may not be possible, or which may come at a high cost, we are implementing various plans to increase profitability and cash flow in order to continue operations. In addition, our management also expects, if necessary to continue operations, that it can conserve cash by delaying the payment of certain of its liabilities and by decreasing inventory purchases. Some of the possible sources of improving profitability and cash flow through which we seek are as follows:

Increase of the rate of gross margin by reducing the cost of purchasing goods from 43% in relation to the sale to the level of 37% which is possible with the current organization of supplies from China

Increase of scale of operations by increasing the number of stores through franchising, the target number of sales outlets is 120, including 60 own and 60 franchised

Decrease of cost of rental and staffing costs by decreasing surface of the outlets to an average of 100-120 sq. m

Renegotiate our delinquent tax and overdue accounts payable to obtain at least 3 year repayment payment

Our ability to generate operating cash flow from increases in our net income is enhanced by the retail nature of our business because our immediate receipt of cash revenue means that we do not need working capital in the form of accounts receivable to generate sales. We will, however, need to finance additional accounts receivable for our new distribution channels. A significant portion of inventory, which is necessary for our retail operations, can be financed through accounts payable credit.

The Company’s management plans at the next meeting of shareholders to submit a draft of resolution to increase shareholders’ equity by the amount of $3,000,000 to $6,000,000.

We believe that in a normalized situation with no further decrease in sales, higher gross margin and reduced operating expenses, our operating cash flows would tend toward net income plus depreciation and amortization. Depreciation was $0.6 million during the twelve months ended December 31, 2010. With successful settlements to stretch our delinquent tax and overdue accounts payable we would be able to pay in time our current liabilities.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Economic growth in Poland. Growth in Poland’s GDP, employment rate and wages should result in increased demand for our products. According to the Polish Central Statistical Office, Poland’s economic growth in 2010 measured by the country’s GDP was 3.9% compared to 2009. The GDP for the fourth quarter of 2010 showed 4.4% increase over the fourth quarter of 2009 and 0.8% over the third quarter of 2010. Domestic demand in the fourth quarter of 2010, compared with the corresponding period of 2009 was higher by 5.6%. The International Monetary Fund forecasts that Polish GDP growth for 2011 will approximate 3.8% and 3.6% for 2012.

  Clothing market development. Polish clothing market is estimated for approximately $ 9,000 million and statistical Pole spends for clothing $200 yearly. Contrary to earlier estimates, this market didn’t shrunk last year. According to the Polish Central Statistical Office data on retail sales in Poland, clothing and footwear segment was one of the fastest growing. Retail sale of textile, clothing and footwear rose in 2010 over the previous year by 14.3%.

  Supply chain development. We will continue to seek high quality and cheaper sources of supply abroad, particularly raw materials and semi-finished and finished products. Increased liquidity has also allowed us to make larger and more systematic orders from our suppliers resulting in a decrease of the purchase prices. Lower purchase prices have decreased our cost of goods sold resulting in higher operating margins. We believe that our overall supply chain development process will continue to result in increased profit margins.

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

Short-Term Financial Plan

Our short-term financial plan for 2011 includes various initiatives as discussed above, through which we hope to achieve positive net income for the year and positive cash flows from operations or cash flows. We believe that we will achieve this plan. If we are able to achieve positive cash flows from operations and extend the repayment of outstanding debts for at least 3 years, it would allow us to gradually pay down our current debts and overdue loans and tax payables . It would also allow us to have sufficient cash flows to operate normally in the year 2011.

Recent Events

Acquisition of Alza Sp. z o.o.

On March 8, 2010 Sunset Suits Holdings, Inc. purchased 100% shares in the company Alza Sp. z o.o., based in Warsaw, ul. Plac Defilad 1 at the price of $ 2,530. The net equity of acquired entity was $843. At the time of acquisition and as of 31 December 2010 Alza Sp. Z o.o. had no material assets and liabilities and as such was not included in the consolidation. Management intends the company Alza Sp. z o.o. to deal with import and distribution of merchandises within the Group.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

Comparison of the Twelve Months Ended December 31, 2010 to December 31, 2009

(All amounts, other than percentages, in thousands of US dollars)

	Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009			Year to
		Percent of			Percent of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	$19,513	100%		$26,586	100%		(27%	)
Cost of sales	8,392	43%		11,319	43%		(26%	)
Gross profit	11,121	57%		15,267	57%		(27%	)
Administrative expenses	1,382	7%		2,075	8%		(33%	)
Selling expenses	13,797	71%		16,463	62%		(16%	)
Total Expenses	15,180	78%		18,538	70%		(18%	)
Gain (loss) on disposal of fixed assets, net	($ 1,465)	(8%	)	($ 647)	(2%	)	127%
Interest income	59%			4%			1,386%
Interest expense	1,034	5%		554	2%		87%
Gain (loss) on transaction in foreign currency	(217)	(1%	)	(74)	(%)		193%
Income before income taxes	(6,716)	(34%	)	(4,542)	(17%	)	48%
Income taxes	(86)	(%)		468	2%		(118%	)
Net income (loss) from Continuing Operations	(6,802)	(35%	)	(4,074)	(15%	)	67%
Income (loss) from Discontinued Operations	6,321	32%		(961)	(4%	)	(758%	)
Net (Loss) Income	(481)	(2%	)	(5,034)	(19%	)	(90%	)

(All amounts, other than percentages, in thousands of Polish zloty)
	Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009			Year to
		Percent of			Percent of		Year
	Amount	Revenue		Amount	Revenue		Change
Sales revenue	zl 58,846	100%		zl 82,848	100%		(29%	)
Cost of sales	25,307	43%		35,272	43%		(28%	)
Gross profit	33,539	57%		47,576	57%		(30%	)
Administrative expenses	4,169	7%		6,466	8%		(36%	)
Selling expenses	41,608	71%		51,303	62%		(19%	)
Total Expenses	45,777	78%		57,769	70%		(21%	)
Gain (loss) on disposal of fixed assets, net	(4,419)	(8%	)	(2,016)	(2%	)	119%
Interest income	177%			12%			1,338%
Interest expense	3,119	5%		1,726	2%		81%
Gain (loss) on transaction in foreign currency	(655)	(1%	)	(231)	(%)		183%
Income before income taxes	(20,255)	(34%	)	(14,153)	(17%	)	43%
Income taxes	(258)	(%)		1,459	2%		(118%	)
Net income (loss) from Continuing Operations	(zl 20,513)	(35%	)	(zl 12,694)	(15%	)	62%
Income (loss) from Discontinued Operations	19,062	32%		(2,994)	(4%	)	(737%	)
Net (Loss) Income	(1,450)	(2%	)	(15,688)	(19%	)	(91%	)

Revenues. Our net revenues for the twelve months ended December 31, 2010 amounted to $19,513,000 (including foreign operations), which is $7,073, 000 or 27% lower than for the same period in 2009, during which we had net revenues of $26,586,000. Decrease in sales was partially offset by the depreciation of USD to PLN by 3.99% . Net revenues, as denominated in PLN, dropped by 29%, which is the effect of a decrease in sales in our Polish retail network. Our foreign network sales increased by 12% as compared to the twelve months ended December 31, 2009. The decrease in sales was the effect of a decrease in total quantity of apparel sold. The lower quantity sold is a result of i) lower inventory levels at our retail outlets resulting from poor liquidity; ii) the decrease in the number of our retail outlets by 33% . Poor liquidity did not allow us to provide adequate supply. Number of stores was reduced from 88 to 59 mainly due to the termination of the contracts by the owners due to rent arrears.

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue remains stable at the level of 57% during 2010 and 2009.

Gross Profit. Gross profit was $11,121,000 for the twelve months ended December 31, 2010, compared to $15,267,000 for the twelve months ended December 31, 2009, which was a decrease of $4,146,000 or 27%. Decrease in gross profit was partially offset by the depreciation of USD to PLN by 3.99% . Gross profit, as denominated in PLN, dropped by 30%, which is the effect of a decrease in sales in our Polish retail network due to the reasons outlined above.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total expenses in the twelve months ended December 31, 2010, amounted to $15,180,000 which is $3,358,000 or 18%, less than that of the twelve months ended December 31, 2009, during which we had operating expenses of $18,538,000. The decrease in our operating expenses would be higher if we take into consideration a depreciation of USD to PLN by 3.99% . As denominated in PLN, total operating expenses dropped by 21%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

  Selling and Marketing Expenses. Selling and marketing expenses in the twelve months ended December 31, 2010 were $13,797 ,000 (71% of net sales), $2,666,000 or 16% less than the $16,463,000 (62% of net sales) that we spent on selling and marketing during the twelve months ended December 31, 2009. A decrease in our selling and marketing expenses is mainly a net effect of the following factors: i) a decrease in rental costs due to decrease in number of our sales outlets by 33% ii) a decrease in salaries of our sales staff due to decrease in sales staff by 14%. As denominated in PLN selling and marketing expenses decreased by 19%

  Administrative Costs. Administrative expenses were $1,382,000 (7% of net sales) and $2,075,000 (8% of net sales) in the twelve months ended December 31, 2010 and December 31, 2009, respectively. As denominated in PLN, administrative costs decreased by 36%. A decrease in our general administration expenses was mainly due to the decrease in our administration personnel.

Loss on disposal of property and equipment. Loss on disposal of fixed assets amounted to $1,465,000 for the twelve months ended December 31, 2010. In the twelve months ended December 31, 2009, there was a loss on disposal of fixed assets amounting to $647,000. The higher cost of disposal of fixed assets is related to closures of retail outlets that were not fully depreciated as of their dates of closure. There were 31 retail outlet closures during the twelve months ended December 31, 2010, while there were 18 closures during the same period in 2009.

Interest Expense and Financing Costs. An interest expense was $1,034,000 for the twelve months ending December 31, 2010, and $554 ,000 for the same period in 2009. An increase in total interest expense in 2010 is predominantly explained by accrued interest on the overdue current liabilities.

Loss on transactions in foreign currency. The loss on transactions in foreign currency amounted to $217,000 in the twelve month period ended December 31, 2010. In the same period in 2009, we had a loss on transactions in foreign currency amounting to $74,000. The decrease in loss on transactions in foreign currency by $143,000 is a result of appreciation of the US dollar compared to the Polish zloty by 3.99% as of December 31, 2010 as compared to December 31, 2009. The increase in foreign exchange rate of USD to PLN resulted in the increase in long-term debt denominated in U.S. dollars. This was a major reason for the recognition of unrealized foreign exchange losses in the income statement for the period of twelve months ended December 31, 2010.

Income taxes. Income tax expense amounted to $86,000 for the twelve months ended December 31, 2010, as compared to $ 468,000 of the tax income for the same period in 2009. Tax expense of $86,000 is the result of excess of written off assets on tax losses over the deferred tax assets on taxable temporary differences.

Net income/loss from continuing operations. We had a net loss from continuing operations of $6,802,,000 for the twelve months ended December 31, 2010 and a net loss from continuing operations of $4,074,000 for the same period in 2009. The decrease of $2,728,000 in the net result was principally due to lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which are primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Net income/loss from discontinued operations. We had net income from discontinued operations of $6,321,000 for the twelve months ended December 31, 2010, and a net loss from discontinued operations of $961,000 for the same period in 2009. The net income from discontinuing operations for the twelve months ended December 31, 2010 is made up of a net operating loss of $509,000 and a gain on disposal of production facility held for sale of $6,831,000.

Net income/loss (profit after taxes). We had a net loss of $481,000 for the twelve months ended December 31, 2010, and a net loss of $5,034,000 for the same period in 2009. A decrease of $4,270,000 in net loss was principally due to gain on disposal of production facility held for sale.

Operating segment analysis

Our management identifies operating segments based on, among other things, differences in products sold and the way the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Our operations are comprised of two reportable segments: production and retail. Segment revenues are generated from manufacturing and the sale of suits and accessories through wholesale channels and in our own retail locations. The production segments included design, manufacture and wholesale operations with third party department and other stores. The retail segment includes operations by the Polish and foreign stores. We define segment profit as operating income before net interest expense, goodwill impairment charges, equity in earnings of unconsolidated affiliates and income taxes. Summarized below are our revenues and income by reportable segments. As of December 31, 2010 the balance sheets assets included only retail segment assets.

(All amounts, other than percentages, in thousands)

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009		Year
		Percent		Percent	to
		of		of	Year
USD	Amount	Revenue	Amount	Revenue	Change
Production (Discontinued Operations)
Revenue	$0	100%	$10,424	100%	-100%
Gross profit (loss)	(128)		1,209	18%	-111%
Operating expense	314		1,605	9%	-79%
Operating income (loss)	(442)		(395)	9%	20%
Retail
Revenue	$19,513	100%	$26,586	100%	-27%
Gross profit	11,121	57%	15,267	56%	-27%
Operating expense	14,866	76%	18,515	52%	-20%
Operating income (loss)	(3,745)	-19%	(3,248)	4%	14%

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
			Percent		Percent	Year to
			of		of	Year
PLN	Amount		Revenue	Amount	Revenue	Change
Production (Discontinued Operations)
Revenue	0		100%	32,484	100%	-100%
Gross profit	(385)			3,769	18%	-110%
Operating expense	947			5,000	9%	-80%
Operating income (loss)	(1,332)			(1,231)	9%	11%
Retail
Revenue	58,846		100%	82,848	100%	-29%
Gross profit	33,539		57%	47,576	56%	-30%
Operating expense	45,464		76%	57,697	52%	-22%
Operating income (loss)	(11,925	) )	-19%	(10,121)	4%	11%

Production segment (Discontinued Operations)

Due to Fashion Service sale on March 26, 2010 production segment did not generate significant value for revenue. Fixed costs incurred until the sale contributed to a negative operating result of $442,000.

Retail segment

Revenues. Total net revenues in retail segment for the twelve months ended December 31, 2010 amounted to $19,513,000 (including foreign operations), which is $7,073, 000 or 27% lower than for the same period in 2009, during which we had net revenues of $26,586,000. Decrease in sales was partially offset by the depreciation of USD to PLN by 3.99% . Net revenues, as denominated in PLN, dropped by 29%, which is the effect of a decrease in sales in our Polish retail network. Our foreign network sales increased by 12% as compared to the twelve months ended December 31, 2009. The decrease in sales was the effect of a decrease in total quantity of apparel sold. The lower quantity sold is a result of i) lower inventory levels at our retail outlets resulting from poor liquidity; ii) the decrease in the number of our retail outlets by 33% .

Gross Profit as a Percentage of Total Revenue. Gross profit as a percentage of total revenue remains stable at the level of 57% during 2010 and 2009.

Operating Expenses. Operating expenses consist of the following expenses: selling and marketing expenses and general and administrative expenses. Our total expenses in the twelve months ended December 31, 2010, amounted to $15,180,000, of which in retail segment $14,866,000 which is $4,077,000 or 22% less than that of the twelve months ended December 31, 2009, during which we had operating expenses of $18,515,000. The decrease in our operating expenses would be higher if we take into consideration a depreciation of USD to PLN by 3.99% . As denominated in PLN, total operating expenses in retail segment dropped by 22%. The decrease in operating expenses was mainly due to a decrease in selling and marketing expenses.

Operating income. In retail segment we had an operating loss of $3,745,000 and an operating loss of $3,248,000 for the year ended December 31, 2010 and December 31, 2009, respectively. The increase of operating loss was mainly due to the lower net sales as compared to the prior year. Our operating costs did not decrease in line with our net sales which are primarily a result of high operating leverage, resulting mainly from our lease agreements denominated in Euro.

Balance Sheet Analysis

(All amounts, other than percentages, in thousands of US dollars)

			Year to
	December 31,	December 31,	Year
	2010	2009	Change
ASSETS
Total current assets	$5,693	$9,482	(40%	)
Total non-current assets	6,656	16,164	(59%	)
Total assets	$12,349	$25,646	(52%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	$15,366	$19,020	(19%	)
Total non-current liabilities	3,607	12,832	(72%	)
Total stockholders equity	(6,624)	(6,207)	7%
Total liabilities and stockholders' equity	$12,349	$25,646	(52%	)

(All amounts, other than percentages, in thousands of Polish zloty)

			Year to
	December 31,	December 31,	Year
	2010	2009	Change
ASSETS
Total current assets	zl 16,875	zl 27,027	(38%	)
Total non-current assets	19,729	46,072	(57%	)
Total assets	zl 36,604	zl 73,099	(50%	)
LIABILITIES AND STOCKHOLDERS EQUITY
Total current liabilities	zl 45,547	zl 54,213	(16%	)
Total non-current liabilities	10,690	36,576	(71%	)
Total stockholders equity	(19,633)	(17,691)	11%
Total liabilities and stockholders' equity	zl 36,604	zl 73,099	(50%	)

Current assets. Current assets as of December 31, 2010 amounted to $5,693,000. Current assets as of December 31, 2009 amounted to $9,482,000. The decrease of $3,789,000 or 40%, is mainly the result of recording a sale of current-assets resulting from the sale of Fashion Service to a third party. Current-assets held for sale amounted to $3,653,000 as of December 31, 2009.

Non-current assets. Non-current assets as of December 31, 2010 amounted to $6,656,000. Non-current assets as of December 31, 2009 amounted to $16,164,000. A decrease of $9,508,000 or 59%, is primarily the result of recording a sale of long-lived assets in the transaction of the sale of Fashion Service. Long-lived assets held for sale amounted to $7,694,000 as of December 31, 2009. Additionally long-lived assets decreased by $1,077,000 or 29% due to depreciation and retail outlets closures which took place during twelve months of 2010. We had 59 shops in operation as of December 31, 2010, while there were 88 shops in operation as of December 31, 2009. For the same reason the long term investments, which include deposits paid to the landlords were diminished by $635,000 or 25%.

Current liabilities. Current liabilities as of December 31, 2010 amounted to $15,366,000. Current liabilities as of December 31, 2009 amounted to $19,020,000. The decrease of $3,654,000 or 19%, is partly a result of recording a sale of long-lived assets in the sale of Fashion Service. Current liabilities associated with assets held for sale amounted to $9,808,000 as of December 31, 2009. However, our current liabilities increased from January 1, 2010 to December 31, 2010 by $6,154,000 (19,289,000 PLN). This increase is the result of worsening of payments of our debts as a consequence of our poor liquidity.

Non-Current liabilities. Non-current liabilities as of December 31, 2010 amounted to $3,607,000. Non-current liabilities as of December 31, 2009 amounted to $12,832,000. The decrease of $9,225,000 or 72%, is mainly a result of recording a sale of non-current liabilities in the sale of Fashion Service. Non-current liabilities held for sale amounted to $7,753,000 as of December 31, 2009. Moreover, our non-current liabilities decreased from January 1, 2010 to December 31, 2010 by $1,472,000 (4,363,000 PLN) which is a consequence of movement between long-term and short-term debt in regard to the payments schedule.

Stockholders' equity. Total stockholders' deficiency as of December 31, 2010 amounted to $6,624,000. Stockholders' deficiency as of December 31, 2009 amounted to $6,207,000. The decrease of $417,000 is mainly a result of the net loss for the twelve months period ended December 31, 2010.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. Our principal uses of cash are for liabilities payments, capital expenditures and long term borrowings repayments.

Cash-flow

(All amounts, other than percentages, in thousands of US dollars)

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	-675	1,857
Net cash provided by (used in) investing activities	770	-1,373
Net cash provided by (used in) financing activities	-22	-1,117
Effect of foreign currency translation on cash and cash equivalents	-69	-80
Net Cash Flow	$5	($713)

(All amounts, other than percentages, in thousands of Polish zloty)

	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	-2,036	5,787
Net cash provided by (used in) investing activities	2,323	-4,278
Net cash provided by (used in) financing activities	-66	-3,482
Effect of foreign currency translation on cash and cash equivalents	-207	-250
Net Cash Flow	$16	($2,223)

Operating activities. Net cash used by operating activities was $675,000 for the twelve month period ended December 31, 2010, as compared to $1,857,000 provided in operating activities during the same period in 2009. The decrease in net operating cash was mainly due to worsening of operating loss and increase in receivables.

Investing activities. Net cash provided in investing activities for the twelve month period ended December 31, 2010 was $770,000 as compared to $1,373,000 net cash used in investing activities for the same period in 2009. The increase in net investing cash was mainly a result of deposits to landlords release due to settlement of outstanding lease payments. We had also lower investments in non-current assets during the year 2010 as compared to the year 2009. The lower investments result from decrease in retail network.

Financing activities. Net cash used by financing activities for the twelve months ended December 31, 2010 was $22,000, as compared to $1,117,000 net cash used in financing activities during the same period in 2009. The decrease in net cash used by financing activities was mainly attributable to the lower repayments of borrowings.

Repayments of Debt. Repayments of debt in the twelve months ended December 31, 2010 amounted to $227,000, compared to repayments of $1,001,000 made in the twelve months ended December 31, 2009. The decrease in the repayment of long term debt is a result of our liquidity problems.

The following table outlines our current long-term schedule of repayments as of December 31, 2010:

	2011	2012	2013	Total
Secured Notes due 2013, net of unamortized discount, in USD (BGż) with interest at LIBOR+2.5% p.a.	$1,479	$1,044	$1,300	$3,823
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	70	139	0	208
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	35	51	0	86
Secured Notes due 2013, net of unamortized discount, in PLN (BGż) with interest at WIBOR+1.5% p.a.	273	158	272	703
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	454	556	0	1,010
Secured Notes due 2010, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	601	0	0	601
Total	$2,911	$1,948	$1,572	$6,431

The above schedule does not include current or future period interest. The Group was behind in payment at December 31,2010. Past due principal and interest totaled $875 thousand and $ 196 thousand, respectively at December 31, 2010. Total accrued interest at December 31,2010 amounts to $918 thousand of which $722 thousand is deferred up to year 2013 and as such included on the balance sheet as part of long term debt

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
•Bank consent is required when the investments exceed PLN 200,000 (approximately $84,388);
•No guarantee shall be made nor any liability incurred without prior consent of the bank;
•The Company may not take up any loan or credit without the consent of the bank;
•The entire profit should be added to the company's own capital;
•Renewal of the insurance policies of the assets serving as collateral;
•Bank consent is required for any further encumbrances of the assets of the Company;
•The Company shall assure the equal ranking (pari passu) of the bank's claims and the claims of its other creditors.	• The Company must maintain an account with cash flows on such account may not be lower than the bank's financing of the Company;
•Bank consent is required for sale or encumbrance of any assets which constitute collateral under the Credit Agreement;
•Bank consent required for any change to the legal form in which the Company runs its business;
•Accession to debt of AC Market Sp. z o.o. and Sunset Textile Ewelina-Ligocka Kranik and satisfaction of payment obligations arising there under.
• The Company must maintain an account with Lender, and cash flows on such account should be not lower than the bank's financing of the Company;
• Bank consent is required for sale or encumbrance of any assets which constitute collateral under the Credit Agreement;
•Valuation of collateral provided to be made on Company's cost from time to time as required by the Bank;
			•Accession to debt of AC Market Sp. z o.o. and Sunset Textile Ewelina- Ligocka Kranik and satisfaction of payment obligations arising there under	•Bank consent required for new encumbrances which will exceed the amount of encumbrances existing as of the date of the agreement.	•Bank consent required for new encumbrances which will exceed the amount of encumbrances existing as of the date of the agreement.	•The Company must maintain an account with the Lender, and cash flows on such account shall equal at least 15% of current revenues.
Principal Amount of Loan	5,387,201 PLN (approximately 1,697,665USD)	4,714,555 USD	3,045,046 PLN (approximately 959,583 USD)	136,138 USD	4,403,955 PLN (approximately 1,387,816 USD)	554,863 USD
Principal Amount Outstanding	1,775,147 PLN (approximately 598,882 USD)	3,132,350 USD	1,699,523 PLN (approximately 573,368 USD)	81,204 USD	2,779,801 PLN (approximately 937,822 USD	188,897 USD
Accrued Interest Outstanding , including:	7,082 PLN (approximately 2,389 USD)	690,476 USD	382,999 PLN (approximately 129,212 USD)	4,531 USD	214,744 PLN (approximately 72,448 USD)	19,318 USD
Current period accrued interest	2,389 USD	79,103USD	53,942 PLN (approximately 18,198 USD)	4,531 USD	72,448 USD	19,318 USD
Accrued interest for the period 2005 – 2007 to be paid in 2013	-	611,373 USD	329,057 PLN (approximately 111,014 USD)	-	-	-
Total Outstanding	1,782,230 PLN (approximately 601,271 USD)	3,822,826 USD	2,082,522 PLN (approximately 702,581USD)	85,735 USD	2,994,545 PLN (approximately 1,010,271 USD)	208,216 USD
Interest Suspended*	867,500 USD	503,653 USD	1,653,770 USD	-	11,718 USD	42,599 USD

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

As of December 31, 2010 above covenants have not been violated.

Principal Factors Affecting Our Liquidity

Assuming suppliers’ credit of 90 days and no longer stock rotation, our activities do not require funding from outside, because we sell for cash. If we negotiate rescheduling of delinquent tax and overdue accounts payable to at least 3 years, we expect to generate a positive net cash flow in the fiscal 2011. There can be no assurance that this estimate will prove to be accurate. Unforeseen events, including changes in our net income, or working capital requirements, could occur, which could cause our cash flow to vary significantly from this estimate.

Liquidity

Our current ratio was 0.39 as of December 31, 2010, and 0.50 as of December 31, 2009 (including current assets and liabilities held for sale). Excluding current assets and liabilities held for sale, our current ratio was 0.39 as of December 31, 2010 and 0.63 as of December 31, 2009. This decrease of our current ratio is a result of increasing of outstanding debt due to liquidity problems escalating in the year 2010. Liquidity problems were caused by a rapid decline in sales, accompanied by a much slower decrease in costs.

Working Capital

Our negative working capital is regarded as a serious going concern threat. Our negative working capital amounted to $10,057,000 and $9,917,000 including current assets and liabilities held for sale (or $3,762,000 excluding current assets and liabilities held for sale) as of December 31, 2010 and December 31, 2009, respectively. Excluding current assets and liabilities held for sale presented as of December 31, 2009, we had a decrease in working capital of $5,566,000. This decrease is a result of our increasing liquidity problems during 2010

Debt

We plan to re-pay approximately $5,396,000 of long term notes in the years 2011 through 2013. We expect to be able to generate sufficient cash flow in the future to be able to pay these notes, however, we may not be able to achieve this.

As disclosed in the footnote to the financial statements No.19 Related Parties, Mrs. Ewelina Ligocka-Kranik, a related party and the owner of the properties that secure the Company’s secured notes payable at December 31, 2010; intends to sell these properties by December 31, 2011 and to use the proceeds of approximately $ 2.7 million to pay down on behalf of the Company its secured notes. Subsequent to December 31, 2010, several properties had been sold and Mrs. Ewelina Ligocka-Kranik paid to the Bank, on behalf of the Company$675 thousand on February 1, 2011, see note 20 Subsequent events

According to decisions of Polish tax authorities issued on November 4, 2009 regarding deferral of delinquent tax obligations of Sunset Suits S.A. amounting to $1,233 thousand, Sunset Suits S.A. was obliged to pay delinquent tax obligations in monthly installments with a balloon payments amounting to $1,047 thousand on November 2, 2010. Since November 4, 2009 up to November 2, 2010 only $127 thousand has been paid. Due to inability to pay the balloon payment on October 29, 2010 management submitted a request for further deferral of the balloon payments of delinquent up to November 2011. According to the decision of the tax office on December 2, 2010 the request was rejected due to formal defects. Management intends to resume negotiations with tax authority. Further non-payment of tax obligations could result in growing interest and fines imposed on members of the board.

Management also intends to negotiate with trading creditors in order to spread overdue payments in installments over a period of at least three years or even cancellation of their parts.

Capital Expenditures

Our capital expenditures paid in cash for the year ended December 31, 2010 were $567,000, compared with $1,372,000 for the year ended December 31, 2009. This significant decrease was the result of the small number of newly opened outlets during 2010 .

Foreign Currency Exposure

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

The translation of PLN into USD has been made as follows:

December 31, 2010
Balance sheet	PLN 2.9641 to US$1.00
Statement of income and comprehensive	PLN 3.0157 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of income and comprehensive	PLN 3.1162 to US$1.00

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

Material Contracts

On August 1, 2008, our subsidiary Sunset Suits, entered into a services agreement, with Ernst & Young Advisory Sp. z o. o., or Ernst & Young. Under this agreement Ernst & Young acts as the advisor in the process of redesign and implementation of Sunset Suits Holdings Inc., Sunset Suits and Fashion Service internal control procedures, in order comply with Section 404 of Sarbanes Oxley Act of 2002. The contract fee is based upon total working hours. Management estimates that the overall budget for this arrangement will not exceed $150,000. As of December 31, 2010 the total fee was $80,000.

On December 24, 2007, Sunset Suits entered into a Cooperative Services Agreement, or CSA, with Halter Financial Group L.P., or HFG, which was amended on January 24, 2008. Under the CSA, HFG agreed to provide Sunset Suits S.A. with financial advisory and consulting services in implementing a restructuring plan, advising Sunset Suits on matters related to a capital raising transaction and facilitating Sunset Suits' going public transaction. In consideration for these services, HFG was paid a fee of $555,000 upon the closing of the going public transaction. This fee is included in our Consolidated Statement of Stockholder's Equity as a reduction of the proceeds from the issuance of securities in our May 2008 private placement. The former shell Company’s former sole director and officer, Timothy P. Halter, is the Chairman of HFG.

Troubled Debt Restructuring

Defaults of certain long term debts by our affiliates in the past resulted in settlements where part of the interest was suspended. If such bank settlements are breached, the interest may be claimed by financial institutions. Total suspended interest amounted to $3.1 million as of December 31, 2010. As suspended has not been shown in the financial statements.

Operating Leases

In the normal course of business, we rent retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the original term of the lease. Certain agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or increases to the base rental rate upon the outlet turnover or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of December 31, 2010 the term of our rental agreements ranged from 3 months up to 10 years. As of December 31, 2010, we had a future minimum lease payments amounting to $ 10,279,000 .

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

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

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

Allowances for slow moving/obsolete stock are recorded when the stock holding period is longer than one year. For merchandises held longer than 2 years 100% allowances are recorded, for the remaining stocks held longer than one year – 25%.

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

Revenue Recognition

The Group recognizes retail revenues when products are delivered and the customer takes ownership and assumes risk of loss. In general retail sales are recognized at the time of a cash receipt register in our retail stores. The Group recognizes the wholesale revenues when products are shipped and when all risk and rewards are transferred to the customer in accordance with shipping documents, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.

Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Group’s best estimate of the amounts of goods that will be returned from its customers.

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

The Company adopted Accounting Standards Codification (“ASC”) No. 740 “Income Taxes” (formerly the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). ASC740 provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions

Impairment of Long-lived Assets and Indefinite-lived Intangible Assets

The Group evaluates the property and equipment and other long-lived assets for impairment based on our classification as i) held for sale or ii) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. We review assets to be held and used for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers and key employees as of the date of this report:

NAME	AGE	POSITION
Mirosław Kranik	56	Director, President, Chief Executive Officer and Acting Chief Financial Officer
Donald Chodak	50	Chairman of the Board of Directors

MIROSŁAW KRANIK. Mr. Kranik has been our director and our Chief Executive Officer and President since May 21, 2008, and has served as Acting Chief Financial officer since March 21, 2009. Mr. Kranik is the founder of our predecessor company, Men's Fashion (a sole proprietorship), which commenced operations in 1987.

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

Family Relationships

There are family relationships among our directors or officers. Bartosz Kranik, a member of the Supervisory Board (board of directors’ equivalent) of Sunset Suits, is the son of Mirosław Kranik.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mirosław Kranik,	2010	17,900					17,900
Chief Executive Officer (1) and Director of Sunset Suits S.A. to April 30, 2010	2009	99,737					99.737
Eugeniusz Roszak,	2010	44,765					44,765
Treasurer and Secretary and Finance Director of Sunset Suits S.A. acting to December 15,2010	2009	5,604	-	-	-	-	5,604
Nicol Tchouate Grzesiak Director of Sunset Suits S.A. acting January 19,2011 from May 1, 2010 to	2010	47,750	-	-	-	-	47,750

(1)	On December 31, 2010 Mr. Kranik waived enumeration for his function of Chief Executive Officer amounted to $50,000

Employment Agreements

Fashion Service has entered into an employment agreement with Mirosław Kranik, the President of the Management Board (executive officer equivalent) of Fashion Service. The contract was for an indefinite period of time, but in accordance with Polish law, might be terminated upon three months' notice by either Sunsets Suits or Mr. Kranik. Mr. Kranik received a base salary of $12,489 per month. Mr. Kranik was entitled to receive a bonus in accordance with the Fashion Service's bonus policies. The contract was terminated due the sale of Fashion Service on March 26, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our executive officers at year end. No equity awards were made during the year ended December 31, 2010.

Compensation of Directors

The members of our board of directors received following compensation for his services as a director during the year ended December 31, 2010: Donald Chodak as a Chairman of the Board received for his service $32,000, On December 31, 2010 Mirosław Kranik waived his compensation of a Member of the Board amounted to $20,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder is c/o Sunset Suits S.A. ul. Starołecka 18, 61-361 Poznań, Poland.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Mirosław Kranik	Director, President, CEO and Acting CFO	Common Stock, $0.001 par value	4,495,161	35.96%
Donald Chodak	Chairman of Board Directors	Common Stock $0.001 par value	250,000	2.0%
All officers and directors as a group (2 persons named above)		Common Stock $0.001 par value	6,222,940	37.96%
3% Security Holders
Mirosław Kranik		Common Stock $0.001 par value	4,495,161	35.96%
Pershing LLC PO Box 2050 Jersey City, NJ 07303		Common Stock $0.001 par value	423,700	3.39%
Małgorzata Świłetosławska Długoszyńska 26 D 43-605 Jaworzno Poland		Common Stock $0.001 par value	396,592	3.17%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	7,222,940	42.52%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock.

(2)

A total of 12,499,645 shares of Common Stock as of April. 30, 2011 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

As mentioned in the Item 1, we did not meet the after tax net income threshold of $2,037,000 for the fiscal year 2010. Pursuant to the Make Good Escrow Agreement, the investors are entitled to receive 2,235,994 additional shares from Mr. Kranik. This would reduce the number of shares owned by Mr. Kranik to 2,259,167 which may result in loss of control over Sunset Suits Holdings, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was or is to be significant and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On December 27, 2011 a portion of the long term notes in the amount of $160,000 was paid to the ING Bank Śląski by Mrs. Ewelina Ligocka-Kranik, a related party on behalf of the Company. Mrs Ewelina Ligocka-Kranik, is the wife of Mr. Krinik, CEO of the Sunset Suits, Inc. Proceeds from the sale of the property owned by Mrs Ewelina Ligocka- Kranik which secured the Group's debt was used to make this payment.

On December 27, 2011 a portion of the long term notes in the amount of $169,000 was paid to Bank Współpracy Europejskiej S.A. by Mrs. Ewelina Ligocka-Kranik, a related party on behalf of the Company. Proceeds from the sale of the property owned by Mrs Ewelina Ligocka- Kranik which secured the Group's debt was used to make this payment

On February 1, 2011 a portion of the notes in the amount of $ 675,000 that was past due at December 31, 2010 was paid to the Bank Gospodarki Żywnościowej by a Mrs. Ewelina Ligocka-Kranik, a related party on behalf of the Company. Proceeds from the sale of the property owned by Mrs Ewelina Ligocka- Kranik which secured the Group's debt was used to make this payment.

In addition, in 2010 Mrs. Ligocka-Kranik received $50,000 of remuneration for participation on the Board’s meetings of the subsidiary Sunset Suits S.A.

At December 31, 2010 the company had a related party receivable of $624,000 due from Mr. Kranik. Mrs Ewelina Ligocka-Kranik entered into a triparty agreement between Mrs. Ewelina Ligocka-Kranik, Mirosław Kranik and Sunset Suits S.A. (a subsidiary of the Company), dated March 9, 2011 whereby, Mrs. Ewelina Ligocka-Kranik acceded to the debt of Mr. Kranik’s to Sunset Suits S.A. amounting to $624,000. Mrs. Ewelina Ligocka-Kranik became a solitary debtor to Sunset Suits S.A regarding the amount of $624,000.

On March 23, 2011 through a triparty agreement between Mrs. Ewelina Ligocka-Kranik, Miroslaw Kranik and Sunset Suits S.A., Mrs Ewelina Ligocka-Kranik as a solitary debtor of the amount $624,000 to Sunset Suits S.A. settled this amount as offset to the $675,000 due Mrs. Ewelina Ligocka-Kranik by Sunset Suits S.A. in regard with substituting in notes payments as described above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees	$117,505	$112,741
Audit-Related Fees		0
Tax Fees		0
All Other Fees		2,407	(1)
TOTAL	$117,505	$115,148

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by BDO Sp. z. o. o. for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated May 8, 2008, among the Registrant, Sunset Suits S.A. and its shareholders. [incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
3.1	Articles of Incorporation of the Registrant, as amended to date. [incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
3.2	Amended and Restated Bylaws of the Registrant, adopted June 9, 2008. [incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
4.1	Shareholder Rights Plan by the Registrant, dated June 9, 2008. [incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.1	Form of Securities Purchase Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.2	Make Good Escrow Agreement, dated May 21, 2008, by and among the Registrant, Mirosław Kranik, Wentworth Securities, Inc., Halter Financial Group, L.P. and Securities Transfer Corporation. [incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.3	Form of Escrow Agreement, dated May 21, 2008. [incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.4	Stock Purchase Agreement, dated as of May 21, 2008, among Mirosław Kranik, Ewelina Ligocka-Kranik and the Registrant. [incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.5	Transfer Agreement, dated February 3, 2007, between Sunset Suits Men's Fashion–Moda Młeska and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.6	Assumption Agreement, dated February 8, 2007, between ING Bank Slaski S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.7	Assumption Agreement, dated May 15, 2007, between Bank Gospodarki Zywnosciowej S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.8	Preferential Investment Loan Agreement (Annex 2), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Młeska and Bank Wspolpracy Europejskiej (BWE), as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]

Exhibit No.	Description
10.9	Investment Loan Agreement (Annex 3), dated January 31, 2006, between Sunset Suits Men's Fashion–Moda Młeska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.10	Loan Agreement (Annex 3), dated January 31, 2006, between Men's Fashion–Moda Młeska and BWE, as amended and assumed by operation of law by Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.11	Commercial Cooperation Agreement, dated November 15, 2006, between Sunset Suits S.A. and S unset Suits Men's Fashion–Moda Młeska. (English Translation) [incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.12	Agreement for Regular Business Cooperation, dated April 2, 2008, between Fashion Service Sp. z.o.o. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.13	Cooperative Services Agreement, dated December 24, 2007, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.1. to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.14	Fist Amended Cooperative Services Agreement, dated January 24, 2008, between Halter Financial Group, L.P. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.15	Lease Agreement, January 9, 2008, between Sunset Suits S.A. and Fashion Service Sp. z o.o. (English Translation) [incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.16	Sublease Agreement, dated September 6, 2006, between Sunset Suits and Sunset Suits Men's Fashion–Moda Młeska. (English Translation) [incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
10.17	Agreement for taking over a debt and accession into a loan debt dated December 23, 2008, among Bank Wspolpracy Europejskiej Spolka Akryjna, Fashion Service s.p. z.o.o. and Sunset Suits S.A. [incorporated by reference to Exhibit 10.17 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]
10.18	Business Premises Lease Agreement, dated January 27, 2009 between Przedsiebiorstwo Odziezowe “Mikon” Spolka Akcyjna w likwidacji and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.18 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]
10.19	Annex No. 4 to the Restructuring Agreement dated February 2, 2007, dated March 31, 2009 among ING Bank Slaski Spolka Akcyjna, Mirosław Kranik and Fashion Service s.p. z.o.o. [incorporated by reference to Exhibit 10.19 to the registrant’s amended registration statement on Form S-1 filed on May 14, 2009]
10.20	Contract for the Provision of Services dated November 3, 2008, between Sunset Suits S.A. and LST s.p. z.o.o. (English translation) [incorporated by reference to Exhibit 10.20 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.21	Advisory Services Agreement, dated August 1, 2008, between Sunset Suits S.A. and Ernst & Young (English translation) [incorporated by reference to Exhibit 10.21 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.22	Employment Agreement dated October 1, 2008 between Sunset Suits S.A. and Eugeniusz Roszak (English translation) [incorporated by reference to Exhibit 10.22 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.23	Employment Agreement dated February 1, 2008 between Fashion Service Sp. z o.o. and Miroslaw Kranik (English translation) [incorporated by reference to Exhibit 10.23 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]

Exhibit No.	Description
10.24	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, among the Social Security Agency II Branch in Poznań, Men's Fashion and Fashion Service Sp. z.o.o. (English Translation) [incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.25	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.25 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.26	Agreement on the Deferment of Social Security Obligations, dated June 10, 2009, between the Social Security Agency II Branch in Poznań and Fashion Service Sp. z.o.o. (English translation) [incorporated by reference to Exhibit 10.26 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
10.27	Lease Agreement, dated June 22, 2009, between Stomil-Poznan S.A. and Sunset Suits S.A. (English Translation) [incorporated by reference to Exhibit 10.27 to the registrant’s amended registration statement on Form S-1 filed on July 10, 2009]
14	Code of Ethics, adopted June 9, 2008. [incorporated by reference to Exhibit 14 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
21	Subsidiaries of the Registrant. [incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on July 3, 2008]
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 30, 2011	SUNSET SUITS HOLDINGS, INC.

	By:	/s/ Mirosław Kranik
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

Signature	Title	Date

/s/ Mirosław Kranik Mirosław Kranik	Director, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2011

/s/ Donald Chodak Donald Chodak	Chairman of the Board of Directors	April 30, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Supervisory Board of Sunset Suits Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sunset Suits Holdings, Inc. ("the Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Suits Holding, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the assumption that Sunset Suits Holdings, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Sunset Suits Holdings, Inc. the Company has incurred losses from operations , negative cash flow from operations has negative working capital and a capital deficit that raise substantial doubt about its ability to continue as a going concern. Managements’ plans in regard to these matters are also in Note 1. The financial statements do not include any adjustments that might be necessary as a result of this uncertainty.

Poznań, Poland

April 30, 2011

BDO Spółka z o.o.
ul. Postępu 12, 02-676 Warsaw
Registration No. 3355

SUNSET SUITS HOLDINGS, INC.

US GAAP Consolidated Financial Statements

For the years ended December 31, 2010 and 2009

Balance Sheet as of	December 31,	December 31,
	2010	2009

	(all amounts in thousands of U.S. dollars)
ASSETS
Current assets:
Cash and cash equivalents	$384	$379
Accounts receivable	1,717	1,261
Receivables from related parties	1,146	815
Other trade receivables	571	446
Inventories	2,752	3,220
Deferred taxes	636	734
Prepaid expenses and other current assets	203	235
Assets held for sale	0	3,653
Total current assets	5,693	9,482

Non-current assets
Property and equipment, less accumulated depreciation and amortization	2,690	3,767
Other intangible assets, net	2,058	2,140
Deferred taxes	5	24
Long term investments	1,903	2,538
Assets held for sale	0	7,694
Total non-current assets	6,656	16,164

Total assets	$12,349	$25,646

Balance Sheet as of	December 31,	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Short-term borrowings	$283	$41
Current portion of finance lease payable	3	3
Current portion of long-term debt	2,911	1,823
Accounts payable	6,828	3,335
Income and other taxes payable	4,498	3,300
Accrued employee compensation and benefits	616	414
Accrued liabilities and other	226	296
Liabilities associated with assets held for sale	0	9,808
Total current liabilities	15,366	19,020

Non-current liabilities:
Provisions	76	138
Long-term debt	3,520	4,942
Liabilities associated with assets held for sale	0	7,753
Total non-current liabilities	3,607	12,832

Stockholders equity:
Preferred stock $0.001 par value, shares authorized and issued: none	0	0
Common stock, $0.001 par value, shares authorized: 12,499,645 shares issued 12,499,645	12	12
Additional paid-in capital	11,883	11,883
Net income (loss)	(481)	(5,034)
Retained earnings (deficit)	(9,976)	(4,942)
Accumulated other comprehensive income (loss)	(8,061)	(8,125)
Total stockholders’ equity	(6,624)	(6,207)

Total liabilities and stockholders' equity	$12,349	$25,646

Statement of Operations and Other Comprehensive Loss for the twelve months ended:

	December 31,	December 31,
	2010	2009
	(all amounts in thousands of U.S. dollars)
Net sales, retail shops	$19,513	$26,586
Cost of goods sold	8,392	11,319
Gross profit	11,121	15,267

Operating expenses:
Sales and marketing, including:	13,797	16,463
expenses from related parties	879	1,871
expenses from unrelated parties	12,918	14,592
General and administrative	1,382	2,075
Total operating expenses	15,180	18,538
Gain (loss) on disposal of fixed assets, net	(1,465)	(647)
Operating income(loss)	(5,524)	(3,918)

Interest income	59	4
Interest expense	1,034	554
Gain (loss) on transaction in foreign currency	(217)	(74)

Income (loss) before income taxes	(6,716)	(4,542)
Income tax (expense) benefit	(86)	468

Income (loss) from Continuing Operations	($ 6,802)	($ 4,074)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax of $ 87, $190 and $165 (benefit) respectively	(509)	(961)
Gain on disposal of production facility held for sale, net of tax	6,831	0
Income (loss) from Discontinued Operations	$6,321	($ 961)

Net Income (Loss)	(481)	(5,034)

Accumulated other comprehensive income (loss)*	$64	($424)

Total Comprehensive Income (Loss)	($417)	($5,458)

Earnings (loss) per share
Continuing operations	($ 0.54)	($ 0.33)
Discontinued operations	$0.51	($ 0.08)

Earnings (loss) per share (basic and diluted)	($ 0.04)	($ 0.40)
Shares used in computing per share amounts:
Weighted average common shares outstanding	12,499,645	12,499,645

*Accumulated other comprehensive income represents foreign currency translation adjustments

Statement of shareholders’ deficit

	Common stock
	Number of		Additional	Retained	Accumulated
	common		paid-in	earnings	other	Totalstockholders'
	shares	Amount	capital	(deficit)	comprehensive	equity
	outstanding				income (loss)	(deficit)

Balance, December 31, 2008 (restated)	12,499,645	$12	$11,883	($4,942)	($7,701)	($749)

Year ended December 31, 2009:
Comprehensive income (loss):
Net income (loss)				($5,034)		($5,034)
from continuing operations				($4,073)
from discontinued operations				($961)
Foreign currency translation adjustments					($424)	($424)
Total comprehensive income (loss)				($5,034)	($424)	($5,458)
Balance, December 31, 2009	12,499,645	12	11,883	(9,976)	(8,125)	(6,207)

Year ended December 31, 2010
Comprehensive income (loss):
Net income (loss)				($481)		($481)
from continuing operations				($6,802)
from discontinued operations				$6,321
Foreign currency translation adjustments					$64	$64
Total comprehensive income (loss)				($481)	$64	($417)
Balance, December 31, 2010	12,499,645	12	11,883	(10,457)	(8,061)	(6,624)

		December 31,	December 31,
Statement of Cash Flow for the twelve months ended:		2010	2009

		(all amounts in thousands of U.S. dollars)
Cash flows from operating activities:
Net loss	$	(481)	$(5,034)
Adjustments to reconcile net loss)to cash provided by (used in) operating activities:
Depreciation and amortization		620	1,017

Loss on property and equipment disposals		1,465	589
Gain on sale of production facility held for sale		(6,831)	0
Minority interest in income of consolidated joint venture
Deferred income taxes		97	(766)
Changes in assets and liabilities:
Accounts receivable		(455)	2,858
Inventories		468	351
Prepaid expenses and other current assets		32	(1,629)
Accounts payable		2,764	1,636
Other liabilities		1,646	2,835

Net cash provided by (used in) operating activities		(675)	1,857

Cash flows from investing activities:
Purchases of investment		(65)	(01)
Proceeds from the sale of production facility held for sale		16	0
Purchases of property and equipment		(567)	(1,372)
Proceeds from deposits		1,386	0

Net cash provided by (used in) investing activities		770	(1,373)

Cash flows from financing activities:
Principal payments under capital lease		(44)	(142)
Proceeds from short and long term debt		249	26
Repayments of borrowings		(227)	(1,001)

Net cash provided used in financing activities		(22)	($ 1,117)

Effect of exchange rate changes on cash and equivalents		(69)	(80)

Net change in cash and equivalents during period		5	(713)

Cash and equivalents, beginning of period		379	1,102

Cash and equivalents, end of period		$384	$388
Less asset held for sale (discontinued operation)		$0	9

Cash and equivalents, end of period		384	$379

Supplemental disclosures of cash flow information

For the twelve months ended December 31, 2010 and December 31, 2009 total cash paid for interest amounted to $120 thousand and $216 thousand respectively. For the twelve months ended December 31, 2010 and December 31, 2009 total cash paid for taxes amounted to $1,239 thousand and $2,489 thousand respectively.

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

SIA Sunset Riga

SIA Sunset Riga (“Sunset Riga”) is a corporation incorporated in accordance with the Laws of the Republic of Latvia. On January 29, 2009 Sunset Riga was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Sunset Riga is owned solely by Sunset Suits Holdings, Inc. Sunset Riga sells products through its own network of 3 retail stores in Latvia.

OU Posnania

OU Posnania (“Posnania”) is a corporation incorporated in accordance with the Laws of the Republic of Estonia. Posnania was incorporated by Mirosław Kranik in 2005, our major shareholder. On July 10, 2009 Posnania was acquired by Sunset Suits Holdings, Inc., from Mr. Mirosław Kranik, our major shareholder. Currently, Posnania is owned solely by Sunset Suits Holdings, Inc.

Acquisition of Alza Sp. z o.o.

On March 8, 2010 Sunset Suits Holdings, Inc. purchased 100% shares in the company Alza Sp. z o.o., based in Warsaw, ul. Plac Defilad 1 at the price of $ 2,530. The net equity of acquired entity was $843. At the time of acquisition and as of 31 December 2010 Alza Sp. z o.o. had no material impact on the Group’s operations and its assets and liabilities did not represent material values. Therefore, Alza Sp. z o.o. was not included in the consolidated financial statements. Management intends the company Alza Sp. z o.o. to deal with import and distribution of merchandises within the Group.

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

The accompanying consolidated financial statements of the Group and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009.

The Group classified the manufacturing operations of Fashion Service as discontinued. Management decided to cease production in Poland and sell its manufacturing segment to an unrelated party in the fourth quarter of 2009. The operations of Fashion Service comprise all of the activities in the manufacturing segment. In accordance with (formerly, FAS 144 now ASC 360-10), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Financial Statements and notes have been reclassified to reflect the results of these operations as discontinued operations. See Note 20 Discontinued Operations of Notes to Consolidated Financial Statements for further discussion of these discontinued operations.

Going concern

The company has experienced declines in revenue and continued to generate operating losses and negative cash flows from operations has negative working capital and capital deficits, which raise doubt about the Company’s ability to continue as a going concern. In view of the negative working capital and negative equity there is a serious risk of loss of financial liquidity and ability to meet its commitments.

Due to reduction in sales and operating loss Sunset Suits does not have sufficient amounts of cash to pay its debts in a timely manner and to develop its business. Therefore, there is an urgent need for external financing. Because Sunset Suits is in poor financial situation, there is a risk that financing may not be available in amounts or on terms acceptable to us, if at all. The Company’s management is in talks with creditors aimed at spreading the overdue debt for at least 3 years with the possibility of conditional reductions. At present, the outcome of these talks is difficult to predict. Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business. Management’s has also implemented plans to:

Increase of the rate of gross margin by reducing the cost of purchasing goods from 43% in relation to the sale to the level of 37% which is possible with the current organization of supplies from China

  Increase of scale of operations by increasing the number of stores through franchising, the target number of sales outlets is 120, including 60 own and 60 franchised

  Decrease of cost of rental and staffing costs by decreasing surface of the outlets to an average of 100-120 sq. m

  Renegotiate our overdue accounts payable and delinquent tax to obtain at least 3 year repayment period

As disclosed in the footnote No.19 Related Parties, Mrs. Ewelina Ligocka-Kranik, a related party and the owner of the properties that secure the Company’s secured notes payable at December 31, 2010; intends to sell these properties by December 31, 2011 and to use the proceeds of approximately $ 2.7 million to pay down on behalf of the Company its secured notes. Subsequent to December 31, 2010, several properties had been sold and Mrs. Ewelina Ligocka-Kranik paid to the Bank, on behalf of the Company; $675 thousand on February 1, 2011, see note 20 Subsequent events.

In addition, the Company’s management plans at the next meeting of shareholders to submit a resolution to increase the shareholders’ equity by the amount of $3 million to $6 million.

Subsequent steps to remedy the financial situation of the Group depend on overdue accounts payable and the delinquent tax renegotiating. The achievement of Management plans is dependent on the final outcome of negotiations with suppliers and fiscal authorities. As of the date of these financial statements, these negotiations are still undergoing and their final outcome is uncertain. Therefore as of the date these financial statements have been prepared, there is a substantial doubt about the Group’s ability to continue as a going concern. However, the consolidated financial statements of the Group as of December 31, 2010 have been prepared on the going concern basis as Management believes the Group will be able to continue as a going concern for the next 12 months.

Principles of consolidation

These consolidated financial statements include Sunset Suits Holdings, Inc., and its wholly owned direct or indirect subsidiaries Sunset Suits Holdings, Inc. including, Sunset Suits Holdings, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o.(since January 1, 2010 to March 26, 2010), Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania. SIA Sunset Riga was not owned by Sunset Suits Holdings until January 22, 2009, Bohemia s.r.o. was not owned by Sunset Suits Holdings until July 2009, OU Posnania was not owned by Sunset Suits Holdings until July 10, 2009 and UAB Sunset Suits Vilnius was not owned by Sunset Suits Holdings until August 25, 2009. Prior to these dates all of these entities were solely owned by Mr. Miroslaw Kranik and hence they were under common control with Sunset Suits Holdings, Inc. Consistent with the provisions of ASC 805-50 “Business Combinations” (formerly, paragraphs D8–D14 of Appendix D of FAS 141(R) ) the Company accounted for the acquisitions of the aforementioned business entities as transfers of assets under common control. Since the transfer of net assets from Sunset Suits Men’s Fashion - Moda Męska to its successors – Sunset Suits S.A. and Fashion Service Sp. z o. o. resulted in a change of reporting entity; in practice the accounting method used for consolidation is similar to the pooling of interest method. The accounts of all entities are included as if they had always been consolidated. This method has been applied also to consolidation of Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania.

The consolidated financial statements, prepared in accordance with US GAAP differ in certain material respects from financial statements of Sunset Suits S.A., Fashion Service Sp. z o. o., Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises incorporated in Poland (“Polish GAAP”), Czech Republic (“Czech GAAP”), Lithuania (“Lithuanian GAAP”), Latvia (“Latvian GAAP”) and Estonia (“Estonian GAAP”). The accompanying consolidated financial statements reflect adjustments not recorded in the books and records of Sunset Suits S.A., Fashion Service Sp. z o. o., and Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania to present them in conformity with US GAAP. All adjustments are applied retrospectively and financial statements of the subsidiaries have been restated. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. None of Sunset Suits Holding, Inc., Sunset Suits S.A., Fashion Service Sp. z o. o., and Bohemia s.r.o., UAB Sunset Suits Vilnius, SIA Sunset Riga and OU Posnania has any off-balance-sheet credit exposure to any of their customers.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

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

Allowances for slow moving/obsolete stock are recorded when the stock holding period is longer than one year. For merchandises held longer than 2 years 100% allowances are recorded, for the remaining stocks held longer than one year – 25%.

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

The Group’s consolidated financial statements are presented in USD. Foreign currency translation is accounted for in accordance with ASC 830-10 “Foreign Currency Translation” (formerly SFAS No. 52,). Accordingly, all assets and liabilities are translated from PLN to USD at the exchange rates prevailing as of the date of the balance sheet and all income and expenditure items are translated at the average rates for each of the years presented. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity in accumulated other comprehensive income. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the Polish National Bank.

Translation of amounts from PLN into United States dollars (“US$”) has been made at the following exchange rates for the respective years:

December 31, 2010
Balance sheet	PLN 2.9641 to US$1.00
Statement of operations and comprehensive income	PLN 3.0157 to US$1.00

December 31, 2009
Balance sheet	PLN 2.8503 to US$1.00
Statement of operations and comprehensive income	PLN 3.1162 to US$1.00

Revenue Recognition

The Group recognizes retail revenues when products are delivered and the customer takes ownership and assumes risk of loss. In general retail sales are recognized at the time of a cash receipt register in our retail stores. The Group recognizes the wholesale revenues when products are shipped and when all risk and rewards are transferred to the customer in accordance with shipping documents, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.

Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Group’s best estimate of the amounts of goods that will be returned from its customers.

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

The Company adopted Accounting Standards Codification (“ASC”) No. 740 “Income Taxes” (formerly the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). ASC740 provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy classifies all interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provisions

Impairment of Long-lived Assets and Indefinite-lived Intangible Assets

The Group evaluates the property and equipment and other long-lived assets for impairment based on our classification as i) held for sale or ii) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. We review assets to be held and used for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

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

3.      CLASSIFICATION OF BUSINESS SEGMENTS IN CONTINUING AND DISCONTINUED OPERATIONS

The Group classifies the results from operations of our continuing and discontinued operations in our consolidated statements of operations based on the provisions of "Presentation of Financial Statements" in the Accounting Standards Codification ("ASC"). Many of these provisions involve judgment in determining whether a business component will be reported as continuing or discontinued operations. Such judgments include whether a component of our business will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a component of our business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we designated our production segment to be held for sale that was previously included in continuing operations. Therefore at December 31, 2009 the production segment was presented as held for sale and classified as discontinued operations. The details are presented in note 19 below.

4.      ACCOUNTS RECEIVABLE

Accounts receivable by major categories are summarized as follows:

	December 31,	December 31,
	2010	2009

Related party trade receivables	$1,146	$815
Other trade receivables	713	446
Provision for bad debts	(142)	0
	$1,717	$1,261

5.      INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2010	2009

Materials	393	0
Merchandise Gross	2,637	3,508
Allowance for slow moving inventory	(277)	(288)

	$2,752	$3,220

Merchandise is manufactured products ready for sale stored in retail stores.

Inventories pledged to banks - At December 30, 2010 and at December 31, 2009, inventories amounting to $1,884 thousand and $2,799 thousand, respectively, were pledged to banks pursuant to loan agreements.

6.       PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,	Useful lives
	2010	2009	(years)
	unaudited
Leasehold improvements	$3,342	$4,389	5 - 10
Machinery and equipment	473	487	3 - 20
Vehicles	28	30	3 - 5
Furniture and fixtures	66	68	3 - 8
Construction in progress	353	335	-
Gross	4,261	5,309

Less: accumulated depreciation and amortization	1,571	1,543

Net	$2,690	$3,767

Included in the buildings, leasehold improvements and machinery and equipment costs shown above are $2,256 thousand (PLN 6,687 thousand) and $2,346 thousand (PLN 6,687 thousand) of historical costs at December 31, 2010 and December 31, 2009, respectively, are presented at estimated historical cost as described in Property, Plant, Equipment and Depreciation and Amortization policy note.

Included in the group of vehicles and machinery and equipment of property, plant and equipment are capitalized leases amounting to $45 thousand and $113 thousand (net book value) as of December 31, 2010 and December 31, 2009, respectively.

Constructions in progress include expenditures for integrated computer system FUTURA.

Depreciation and amortization expense relating to property, plant and equipment (including capitalized leases) was $619 thousand and $667 thousand for the years ended December 31, 2010 and December 31, 2009, respectively. At December 31, 2010 and December 31, 2009, we had no outstanding commitments relating to the construction or remodeling of retail store locations. At December 31, 2010, we had approximately $10 thousand in outstanding commitments relating to the design and implementation of new computer software systems. During the twelve months of the year 2010 and twelve months of the year 2009 we did not capitalize any interest as part of the cost of major capital projects.

Property Plant and Equipment pledged to banks - At December 31, 2010 and at December 31, 2009, all property plant and equipment amounting to $2,404 thousand and $3,013 thousand, respectively, were pledged to banks pursuant to loan agreements.

7.   OTHER INTANGIBLE ASSETS

Trademark is an indefinite lived intangible asset that represents the cost of acquired brand registered for the name of Sunset Suits S.A. The trademark has been registered since 1994 by Men’s Fashion. In 2007 the legal right to the Sunset Suits trademark was transferred from Men’s Fashion to Sunset Suits S.A. according to a transfer agreement of an in-kind contribution, including the trademark.

The carrying value of the trademark, which has no determinable life, constitutes its historical cost of acquisition. Management believes that its current fair value is well in excess of this amount.

8.    LONG TERM INVESTMENS

Long term investments consist of the following:

	December 31,	December 31,
	2010	2009

Deposits	$218	$1,603
Deposits not paid	729	0
Long term investments	956	935

	$1,903	$2,538

The Group provides cash deposits to Landlords for rent facilities. These deposits are returned upon the end of lease period. The majority of the deposits are returned in nominal amount with no interest accounted, according to lease agreements. The nominal value of the deposits amounted to $224 thousand and $1,645 thousand, respectively, as of December 31, 2010 and December 31, 2009. Since the deposits are recoverable in more than one year, the Group recorded the deposits at the present value of the eventual deposit receipt. The difference between the present value and future value of the deposits are accounted for as a discount and amortized over the term of the lease, resulting in amortization of deposit discount amounting to $6 thousand and $42 thousand, for the quarters ended December 31, 2010 and December 31, 2009, respectively.

The landlords require cash deposit being paid in advance as the substitute of bank guarantees. Therefore, according to its lease agreement the Group is required to make the whole payment of deposit before it starts to operate its retail outlet. Due to poor liquidity, the Group is unable to satisfy all of its agreements with landlords and did not provide for the whole deposits as it is required. As of December 31, 2010, there were $729 thousand of deposits that were not provided by Sunset Suits S.A. concerning 46 locations of stores. If not paid timely, landlord’s bears a right to dissolve the agreement with Sunset Suits S.A. Currently Management are under discussion with landlords to delay the date the total deposit is paid. As of April 30, 2011 18 of these locations were shut down due to lease agreements terminations. In the event of terminations guarantees are no longer payable.

Long term notes receivable are from Market System Sp. z o. o... As of December 30, 2009 OU Posnania, SIA Sunset Riga and UAB Sunset Suits sold its former receivable from Mr. Mirosław Kranik to Market System Sp. z o. o. at its nominal value amounting to $994 thousand. According to the agreement the notes are receivable on January 2, 2015 and accrue a fixed interest of 6% per annum payable together with the principal (zero coupon notes). Pursuant to ASC 820-10 Management valued the notes as of December 31, 2010. The amount of discount was $56 thousand and $54 thousand as of December 31, 2010 and December 31, 2009 respectively.

9.      INCOME AND OTHER TAX PAYABLES

Income and other tax payables consist of the following:

	December 31, 2010			December 31, 2009
	Principal	Interest accrued	Total	Principal	Interest accrued	Total
Corporate income tax payable	540	80	620	575	21	596
Personal income tax payable	670	67	737	487	2	490

Value added tax payable	765	66	831	556	3	559
Social security tax payable	2,084	227	2,311	1,588	68	1,655

Total	4,058	439	4,498	3,206	94	3,300

Personal income tax in Poland in the years 2009 and 2010 was charged on the assessable personal income using two tax thresholds of 18% and 32%. Employee part of social security tax in Poland is charged at approximately 19% on the employee gross salaries. Personal income tax in Czech Republic, Lithuania, Latvia and Estonia was charged at 15%, 20%, 23% and 21% of the assessable personal income respectively.

According to decisions of Polish tax authorities issued on November 4, 2009 regarding deferral of delinquent tax obligations of Sunset Suits S.A. amounting to $1,233 thousand, Sunset Suits S.A. was obliged to pay delinquent tax obligations in monthly installments with a balloon payments amounting to $1,047 thousand on November 2, 2010. Since November 4, 2009 up to November 2, 2010 only $127 thousand has been paid. Due to inability to pay the balloon payment on October 29, 2010 management submitted a request for further deferral of the balloon payments of delinquent up to November 2011. According to the decision of the tax office on December 2, 2010 the request was rejected due to formal defects. Management intends to resume negotiations with tax authority. Further non-payment of tax obligations could result in growing interest and fines imposed on members of the board.

At December 31, 2010, income and other taxes payable of $4,498 thousands includes delinquent taxes totaling $996 thousand comprised of delinquent personal income taxes of $ 73 thousand, corporate income taxes of $540 thousand and value added taxes of $ 383 thousand. At December 31, 2009, taxes payable of $3,300 thousands included delinquent taxes totaling $1,151 thousand comprised of delinquent personal income taxes payable of $93 thousand, corporate income taxes payable of $596 thousand and value added taxes of $462 thousand.

Total accrued interest related to the delinquent personal income tax payable, corporate income tax and the value added taxes at December 31, 2010 and 2009 was $212 thousand and $26 thousand, respectively and is included in the total amounts of the delinquent tax as reflected in the above table.

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

	December 31,	December 31,
Corporate Income Tax:	2010	2009

Current	$0	$0
Deferred	(86)	468
	(86)	468

Deferred tax assets (liabilities):
Nondeductible accruals and allowances	$52	$34
Intangible asset valuation and amortization	0	0
Loss and credit carry forwards	0	376
Deferred compensation	120	348
Inventory valuation	51	0
Social security and income tax on staff compensations	418	0
Net deferred tax asset (liability)	641	758

Included in:
Current assets	$636	$734
Noncurrent assets	5	24
Current liabilities	0	0
Noncurrent liabilities	0	0
Net deferred tax asset (liability)	641	758

For the twelve months period ended December 31, 2010 a current income tax expense amounting to $86 thousand is recorded, arising from the excess of written off taxable losses over assets from temporary taxable differences. The temporary taxable differences are expected to be reversed in its major part during 12 months after December 31, 2010.

Deferred tax assets from temporary differences are recognized primarily on deferred compensation and related to the compensation: social security and personal income tax.

Due to prudency, Management decided to provide a valuation allowance to the deferred tax assets on taxable losses amounted to $221 thousand.

Gain on disposal of our subsidiary – Fashion Service on March 26, 2010 amounted to $6,831 thousand.

According to Polish tax law; gains recognized on consolidated statement of operations are not considered taxable income. Therefore the difference between tax basis and accounting basis is permanent and deferred tax liability is not recognized on this transaction.

11.      FINANCIAL INSTRUMENTS

At December 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximated its carrying value because of the variable rate interest rates of the debt.

As a result of the Group’s credit facilities, the Group is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. The Group does not use derivative financial instruments to minimize the risks and or costs associated with such risks.

12.      LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009

Secured Notes due 2013, net of unamortized discount, in USD (BGŻ) with interest at LIBOR+2.5% p.a.	$3,823	$3,758
Principal Amount Outstanding	3,132	3,132
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	86	361
Principal Amount Outstanding	81	355
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	208	739
Principal Amount Outstanding	189	618
Secured Notes due 2013, net of unamortized discount, in PLN (BGŻ) with interest at WIBOR+1.5% p.a.	703	89
Principal Amount Outstanding	573	87
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	1,010	1,014
Principal Amount Outstanding	937	989
Secured Notes due 2011, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	601	804
Principal Amount Outstanding	599	800
	6,431	6,765
Less: current portion	2,911	1,823

	$3,520	$4,942

All loans are secured by the Company’s assets that function as collateral and are secured by properties owned by Mrs. Ewelina Ligocka-Kranik, a related party. See note 19 Related party transactions. The notes are repaid in monthly installments of principal and interest. T he weighted-average interest rate of our secured notes was 4.09% and 4.56% at December 31, 2010 and December 31, 2009, respectively.

LIBOR is the basis for variable interest rate for credits denominated in USD defined as the London Inter Bank Offer Rate. WIBOR is the basis for variable interest rate for credits denominated in PLN defined as the Warsaw Inter Bank Offer Rate.

The following table outlines our current long-term schedule of repayments as of December 31, 2010:

	2011	2012	2013	Total
Secured Notes due 2013, net of unamortized discount, in USD (BGŻ) with interest at LIBOR+2.5% p.a.	$1,479	$1,044	$1,300	$3,823
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	70	139	0	208
Secured Notes due 2012, net of unamortized discount, in USD (BWE) with interest at LIBOR+2.6% p.a.	35	51	0	86
Secured Notes due 2013, net of unamortized discount, in PLN (BGŻ) with interest at WIBOR+1.5% p.a.	273	158	272	703
Secured Notes due 2012, net of unamortized discount, in PLN (BWE) with interest at WIBOR+3.0% p.a.	454	556	0	1,010
Secured Notes due 2010, net of unamortized discount, in PLN (Bank Śląski) with interest at WIBOR+2.0% p.a.*	601	0	0	601
Total	$2,911	$1,948	$1,572	$6,431

At December 31, 2010, past due installment payments on the secured notes totaled principal of $875 thousand and interest of $ 196 thousand. As part of the settlement dated August 19, 2005 with Bank Gospodarki Żywnościowej (BGŻ) due to defaults of long term debts by affiliates of the Company, the payment of accrued interest of $722 and $727 thousand at December 31, 2010 and 2009, respectively was deferred to 2013 and included in the balance sheet as part of long term debt .

13.      PROVISIONS

The Group provides provisions for unsettled legal claims and a provision for retirement obligation.

As of 31 December 2010 the company was a defendant in 61 court cases for payment of a total of $676 thousand of outstanding liabilities. These liabilities were included in the accompanying financial statements as of December 31, 2010. Pursue their claims creditors incurred legal costs which are requested to be refunded by the Group. In respect of legal costs arising from the claims as of December 31, 2010 Management assess the loss amounting to $75 thousand as probable and such amount was accrued in provisions

No defined benefit plan is provided by the Group. According to Polish law there is an obligation to pay each employee one monthly salary before retirement. Accordingly, the Group calculates its obligation at each financial statement date. Provision for retirement obligation is calculated based on actuarial method.

Provisions by major categories are summarized as follows:

	December 31,	December 31,
	2010	2009

Provision for unsettled legal claims	$75	$137
Provision for retirement obligation	1	1

	$76	$138

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

The Group incurred expenses relating to employee benefits amounting to $816 thousand and $964 thousand for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

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

Troubled Debt Restructuring

Predecessors or affiliates of the Group had defaulted on payment on certain long term debt in the past. As a result of bank settlements, part of the interest was suspended. If the bank settlements are breached, the accrued interest might be claimed by financial institutions – lenders of the long term debt mentioned in the note No. 12. Total interest suspended amounted to $3,079 thousand at December 31, 2010 and it is not accrued in the Group’s financial statements. This suspended interest can be claimed by the counterparty financial institutions should we fail to pay interest on the existing bank notes in a timely manner.

Although the delay in the repayment which occurred in the course of 2010 could result in the termination of the settlement by the banks and the claim of suspended interest, according to the bank’s statement as of March 31, 2011 these interests are suspended and not payable. During the year 2011 Mrs. Ewelina Ligocka-Kranik, a related party and the owner of the properties securing the debt intends to pay the amount of approximately $ 2.7 million by December 31, 2011 on behalf of the Company to the bank as the repayment of bank notes. Of this amount $675 thousand was already paid on February 1, 2011 as described in note 20. Management assess that the loss from suspended interest is reasonably possible and did not record this loss in the financial statements.

The costs of pending litigations

As of 31 December 2010 the company was a defendant in 61 court cases for payment of a total of $676 thousand of outstanding liabilities. In respect of legal costs arising from the claims Management assess the loss amounting to $75 thousand as probable and such amount was accrued in provisions.

If the claimed amounts will be ordered by the court as due and still not paid, a further stage of the proceedings is the enforcement of debt. The enforcement could cause additional legal costs estimated by the Management at the level of $ 130 thousand. Management is the opinion that the enforcement of litigations is not probable because the ordered claims will be paid or additional settlements with the creditors will be concluded to avoid enforcement procedures.

Operating Leases

In the normal course of business, the Group rents retail and factory outlet stores space under operating lease agreements. The operating lease agreements generally contain renewal options that may be exercised at the applicable Group member’s discretion after the completion of the base rental terms. Certain of the rental agreements provide for payment of occupancy costs. In addition, many of the rental agreements provide for payment by us of a percentage of outlet net sales or at specified intervals, which usually occur on an annual basis. Sales outlets are leased for initial periods ranging from 5 to 10 years. As of December 31, 2010 there were lease agreements that last from 3 months up to 10 years. The following table presents the future minimum rental payments as of the date of the latest balance sheet presented:

						Payments
						after
	December	December	December	December	December	December
	31,	31,	31,	31,	31,	31,
Twelve months ended	2011	2012	2013	2014	2015	2015

Future minimum rental payments	$3,355	$2,381	$1,696	$1,033	$542	$1,271

The Group recognizes lease expense on a straight-line basis over the term of the lease agreement. Contingent rent expense is recognized as it is incurred. Total rent expense in continuing operations from operating lease agreements (including occupancy costs) were $5,979 thousand and $7,323 thousand for the twelve months ended December 31, 2010 and December 31, 2009, respectively. Approximately 95% (in money terms) of lease agreements are denominated in foreign currencies – U.S. dollars and Euro. These two foreign currencies are commonly used in Poland in agreements for rentals of retail space.

16.      SHAREHOLDERS’ EQUITY

Common Stock

At the date of these financial statements there were 12,499,645 of ordinary shares at $0.001 PAR value authorized.

17.      BUSINESS SEGMENT & GEOGRAPHIC AREA INFORMATION

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

18.      SEGMENT INFORMATION

	Production	Retail	Eliminations & other	Consolidated
For the Three Months Ended March 31, 2010 (unaudited):
Revenue	$1,066	$19,513	($ 1,066)	$19,513
from Continuing Operations	0	19,513		19,513
from Discontinued Operations	1,066	0	(1,066)	0
Gross profit	(128)	11,121	0	10,994
from Continuing Operations	0	11,121	0	11,121
from Discontinued Operations	(128)	0	0	(128)
Operating expense	314	15,180	0	15,494
from Continuing Operations	0	15,180	0	15,180
from Discontinued Operations	314	0	0	314
Operating income (loss)	(442)	(5,524)	0	(5,965)
from Continuing Operations	0	(5,524)	0	(5,524)
from Discontinued Operations	(442)	0	0	(442)

For the year ended December 31, 2009:
Revenue	$10,424	$26,586	($ 9,695)	$27,315
from Continuing Operations	0	26,586		26,586
from Discontinued Operations	10,424	0	(9,695)	729
Gross profit	1,209	15,267	26	$16,502
from Continuing Operations	0	15,267	0	15,267
from Discontinued Operations	1,209	0	26	1,235
Operating expense	1,605	18,538	0	20,143
from Continuing Operations	0	18,538	0	18,538
from Discontinued Operations	1,605	0	0	1,605
Operating income (loss)	(395)	(3,918)	26	(4,287)
from Continuing Operations	0	(3,918)	0	(3,918)
from Discontinued Operations	(395)	0	26	(370)

The Group's sales by geographic destination are analyzed as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
	2010	2009

Poland	$15,308	$22,841

Other – European Countries	4,206	3,745
Sunset Suits Bohemia, s.r.o.	1,954	1946
SIA Sunset Riga	770	588
UAD Sunset Vilnius	1,481	1112
OU Posnania	0	99

	$19,513	$26,586

The Group's segment total assets by geographic location are analyzed as follows:

	December 31,	December 31,
	2010	2009

Poland	$11,811	$33,224
Continuing Operations	11,811	17,215
Discontinued Operations (Assets held for sale)		16,009
Other – European Countries	3,356	2,840
Sunset Suits Bohemia, s.r.o.	1,594	1,240
SIA Sunset Riga	586	593
UAD Sunset Vilnius	1,112	942
OU Posnania	63	65
Elimination&Other	(2,818)	(10,418)
Total assets	$12,349	$25,646

The Group's fixed assets by geographic location are analyzed as follows:

	December 31,	December 31,
	2010	2009

Poland	$2,405	$3,389
Other – European Countries	286	378
Czech Republic	208	260
Latvia	51	73
Lithuania	27	45
Total assets	$2,690	$3,767

19.      DISCONTINUED OPERATIONS

Statement of Operations

Management approved a plan to exit production in Poland in the fourth quarter of 2009. For some time, the cost of maintaining of production facility in Krzyżanowo has been increasing due to the diseconomies of scale. As a consequence on March 26, 2010, Sunset Suits S.A. completed the sale of its 100% equity interest in Fashion Service to Sp. z o. o. to XCRITO Ltd., headquartered in Limassol, Cyprus. The sale was part of a restructuring plan initiated in the fourth quarter of fiscal year 2009 to improve the Company’s operating margin. The Group decided to source its merchandise through a supply chain from the Far East instead of own production. Consequently management sold the Fashion Service production facility on March 26, 2010. With the recent exit, the Company will no longer have continuing involvement with production in Poland. However a small sales outlet will be maintained in Krzyżanowo.

As a result of selling the production operations at the Krzyzanowo facility, the operations of the production segment have now been classified as discontinued operations. In accordance with ASC 360-10, (formerly FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.

The Group currently estimates that the tax charges related to exit activities at Krzyżanowo facility will be approximately nil.

In accordance with ASC 360-10 ( formerly, FASB Statement No. 144 )Accounting for the Impairment or Disposal of Long-Lived Assets, the production facility has been classified as discontinued operations, whereby its operating results are presented on the Loss from Discontinued Operations, Net of Tax line of the Consolidated Statements of Operations and all prior periods have been restated.

Assets Held for Sale

There were no assets held for sale as of December 31, 2010.

As a result of the production exit plan described in note 20 above, at December 31, 2009, factory assets totaling $11,348 thousand were classified as held for sale, including $7,694 for a long lived assets and $3,654 thousand for current asset. At December 31, 2009, liabilities related to this exit plan totaled $28,908 thousand, including $3,085 of accounts payable, $12,497 of tax payables and $1,978 thousand of other payables of the factory asset held for sale. The Company subsequently sold the factory assets and liabilities held for sale on March 26, 2010 for $16 thousand cash and recognized a non-cash gain on the sale of $6,831, net of taxes which amounted to nil. According to Polish tax law; gains recognized on consolidated statement of operations are not considered taxable income. Therefore the difference between tax basis and accounting basis is permanent and deferred tax liability is not recognized on this transaction.

20.       RELATED PARTY TRANSACTIONS

The Group reported related party transactions with Mr. Miroslaw Kranik our major shareholder and Chief Executive Officer. The Group also reported transactions with Donald Chodak – our Chairman of the Board of Directors and with Mrs. Ewelina Ligocka-Kranik-the wife of Mr.Mirosław Kranik and the member of the Board of Directors of the subsidiary Sunset Suits S.A.

Following tables disclose the Group's related party transactions:

Receivables from related party	December 31,	December 31,
	2010	2009

Miroslaw Kranik	$1,146	$815

Total	$1,146	$815

The amounts due from Mr. Miroslaw Kranik at December 31, 2010 and 2009 were primarily advances made to Mr. Kranik for the planned set up of new retail outlets stores that were subsequently not opened and such advances are due the Company.

Payables to related party

	December 31,	December 31,
	2010	2009

Ewelina Ligocka Kranik	$351	$0

Donald Chodak	106	0
Total	$457	$0

The presented above payables to Mrs. Ewelina Kranik for reimbursement of secured note payments, made on behalf of the Company in the total amount of $329 thousand. Mrs. Ligocka-Kranik is the owner of the properties that secure the Company’s secured notes: as of December 31, 2010, 13 properties located in the vicinity of Poznań, with an area of approximately 1,360 acres. On December 27, 2011 several properties had been sold and Mrs. Ewelina Ligocka-Kranik paid to the banks, on behalf of the Company$329 thousand.

Subsequent to December 31, 2010 Mrs. Kranik sold another several properties and paid to the Bank, on behalf of the Company an additional $675 thousand on February 1, 2011, see note 20 Subsequent events.

Mrs. Ligocka-Kranik intends to sell all the properties by December 31, 2011 and to use the total proceeds of approximately $ 2.7 million (including the proceeds of $675 thousand) to pay to the Bank, on behalf of the Company its secured notes due.

In addition, in 2010 Mrs. Ligocka-Kranik received remuneration of $50 thousand for participation on the Board’s meetings of the subsidiary Sunset Suits S.A.

The payables to Mr. Chodak are from the remuneration for the function in the Board of Directions of Sunset Suits Holdings, Inc. and its subsidiary Sunset Suits S.A.

Expenditures to related party	December 31,	December 31,
	2010	2009
Miroslaw Kranik, including:	$768	$1 871
Property and equipment	420	994
Materials & services	348	877
Donald Chodak (remuneration)	112	120
Ewelina Ligocka Kranik (remuneration)	50	0
Total	$929	$1 991

The expenditures to related party resulted from purchases of services and furniture and fixtures from Mirosław Kranik’s Men’s Fashion sole proprietorship as well as from remuneration for Mirosław Kranik, Ewelina Ligocka-Kranik and Donald Chodak for their functions in the Board of Directors.

.

During the year 2009 Mr. Chodak purchased 250,000 of common shares of Sunset Suits Holdings, Inc. from Mr. Kranik, which constituted 2% of our common shares. This purchase of shares was not any kind of remuneration for Mr. Chodak.

At December 31, 2010 Mr. Mirosław Kranik owed 35.96% of the share equity of Sunset Suits Holdings, Inc.

21.       SUBSEQUENT EVENTS

Management has evaluated, for potential recognition and disclosure, events subsequent to the date of the balance sheet through the date of this filing.

On February 1, 2011, a portion of the Company’s past due notes at December 31, 2010 in the amount of $ 675 thousand was paid to the Bank Gospodarki Żywnościowej on behalf of the Company, by Mrs. Ewelina Ligocka-Kranik, a related party. Mrs. Ewelina Ligocak-Kranik, is the wife of Mr. Kranik, CEO of the Sunset Suits, Inc. Proceeds from the sale of the property owned by Mrs Ewelina Ligocak- Kranik which secured the Group's debt was used to make this payment.

At December 31, 2010 the company had a related party receivables of $1,146 thousand due from Mr. Kranik of which $624 thousand was modified by a triparty agreement between Mrs. Ewelina Ligocka-Kranik, Mirosław Kranik and Sunset Suits S.A. (a subsidiary of the Company), dated March 9, 2011 whereby, Mrs. Ewelina Ligocka-Kranik acceded to the debt of Mr. Kranik’s to Sunset Suits S.A. amounting to $624 thousand. Mrs. Ewelina Ligocka-Kranik became a solitary debtor to Sunset Suits S.A regarding the amount of $624 thousand.

On March 23, 2011 through a triparty agreement between Mrs. Ewelina Ligocka-Kranik, Miroslaw Kranik and Sunset Suits S.A., Mrs Ewelina Ligocka-Kranik as a solitary debtor of the amount $624 thousand to Sunset Suits S.A. settled this amount as offset to the $675 thousand due Mrs. Ewelina Ligocka-Kranik by Sunset Suits S.A. in regard with substituting in notes payments as described above.

Poznań, April 30, 2011

Mirosław Kranik
Chief Executive Officer
Sunset Suits Holdings, Inc.